Form 10KSB
period 1997-12-31
AMERICAN CORPORATE INVESTORS INC
filed 1999-05-18
CIK 811780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934
                  For the Fiscal Years Ended December 31, 1996 and 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______ to __________

                       Commission File Number: 33-1507-NY

                        AMERICAN CORPORATE INVESTORS, INC.
                 (Name Of Small Business Issuer In Its Charter)

                    Delaware                                 13-3437739
(State Or Other Jurisdiction Of Incorporation        (IRS Employer Ident. No.)
     or Organization)

2424 North Federal Highway, Suite 350, Boca Raton, FL               33431
(Address Of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number: (561) 338-5611

     Securities registered pursuant to Section 12 (b) of the Act: None

     Title of each class       Name of Exchange on which registered

     Common        5,643,017 Shares Outstanding as of the date of this Report
(Title Of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State the issuer's revenues for its most recent fiscal year.  $1,121,619

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of May 10, 1999, the value of such stock was: $24,990,980.

                                   FORM 10-KSB

                       AMERICAN CORPORATE INVESTORS, INC.
                           DECEMBER 31, 1996 AND 1997


GENERAL: In June 1996, Registrant acquired Ramoil Management Co. ("Ramoil"), a Florida corporation in a business reorganization whereby Registrant issued 3,135,000 shares of its common stock, after a 1-for-10 reverse split, in exchange for 100% of the issued and outstanding capital stock of Ramoil. At that time, Ramoil was principally engaged in various aspects of international trade. In particular, at that time Ramoil was engaged in a number of transactions with Russia that ultimately were cancelled. As a result, management decided to terminate all international trade activities and reorganize the operations of the Company.

As was previously reported, shortly after the acquisition of Ramoil, Registrant acquired Ramoil Engineering, S.p.A. ("Engineering"), a company that had been principally owned by the same shareholders as Ramoil. Due to certain aspects of applicable Italian law relating to the corporate structure of Engineering and to the transfer of ownership thereof, the acquisition of Engineering was completed in a manner which constituted Engineering as a wholly owned subsidiary of Ramoil, which is a wholly owned subsidiary of Registrant. Although different from the corporate structure originally contemplated in the agreements between the parties (which would have constituted Engineering as a wholly owned subsidiary of Registrant) the effect, from the point of view of Registrant's consolidated operations, would be similar to that originally contemplated by the parties.

Engineering's principal business involves the manufacture and sale of commercial furniture and aluminium frames for windows, doors and other uses, which during the period being reported herein, were sold primarily to an affiliated company. Ramoil also provided certain management services including, among other things, financial advice and administrative services to this same affiliate and received compensation of $1 Million during fiscal 1996 that, although not paid, was accrued and is reflected on the Company's balance sheet as "Due from affiliate." Due to the inability of that affiliated company to pay the amounts owed, the agreement with this company was discontinued at the end of fiscal 1996 and no further fees have been accrued.

Following the termination of the international trade operations of Ramoil, Engineering became the only source of revenues. All of the foregoing resulted in a serious disruption of Registrant's operations and, consequently, during the reorganization of Ramoil's operations, no reports were filed. This Annual Report covers both the fiscal years ended December 31, 1996 and December 31, 1997. During that period management completely changed the nature of Ramoil's business operations.

The following discussion relates solely to current business operations of Registrant and, in particular, Ramoil. For this reason, and due to the complete change of operations by Ramoil, the discussion that follows in Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" will relate solely to Registrant's current operations. As a result the traditional comparisons included in the discussion therein will be impossible to make and the information about the Registrant must be viewed as those of a newly formed business venture, subject to all the risks of a start-up venture.

PART I

ITEM 1.  BUSINESS

As previously mentioned, in September, 1996 Ramoil terminated all pending contracts relating to its international trade operations with Russia due to the failure of the Russian companies involved to make certain interim payment requirements. At the same time, Engineering also terminated all existing supply contracts with Russian entities for similar reasons. These decisions eliminated all revenue producing operations for Ramoil and reduced Engineering's operations by 90%. The balance of Engineering's business was with various European and Middle Eastern entities.

Following the termination of its business operations in Russia, management decided to concentrate on establishing a new business plan centered around operations in the Middle East and in the United Arab Emirates (UAE) in particular. Pursuant to local regulations any foreign corporation that desires to engage in business in the UAE is required to have a local sponsor. Through the business contacts of senior management, in early 1997 Registrant entered into a sponsorship agreement with Sheikh Hazza Bin Zayed Al-Nahyan, Chairman of National Security for the UAE and Chairman of Saadiyat Free Zone. Pursuant to the Sponsorship Agreement, Registrant has been introduced to various projects throughout the UAE. Under this Agreement, the Sponsor assists Registrant with all aspects of doing business in the UAE including assistance in compliance with local registration requirements under UAE law. Although not obligated to do so, the Company's sponsor has provided Registrant with virtually all of the business opportunities presently being developed. In consideration of making these projects available to Registrant, Registrant will be obligated to pay its sponsor a commission on all business that Ramoil does in the UAE.

Having secured the required sponsorship, in March 1997 Registrant registered Ramoil under the laws of the UAE and opened an office in Abu Dhabi. To date, Registrant has secured several contracts for diverse projects in the UAE. Following is a brief discussion of each of the projects undertaken by Ramoil:

A. Hotel and Office Complex. Ramoil has entered into a contract to serve as Developer for the construction of a hotel and office complex in the UAE. To date, initial architectural plans have been completed and negotiations with several international hotel management companies are currently ongoing. Management expects to conclude an agreement with one of the interested parties within the first half of 1999. Any such agreement would provide experienced hotel management and a hotel operator with a proven track record for the hotel portion of this project upon completion.

    In 1998, Ramoil entered into an agreement with the owner of the land site whereby Ramoil received a concession to the land site to be developed for a twenty-year period. The concession right includes the right to mortgage the land but not the right to sell the land. The fair market value of this land site at December 31, 1998 is $36,800,000. The agreement provides that Ramoil will retain title to the assets developed on this land site during the concession period. At the end of the twenty-year concession period, Ramoil has agreed to pass the title of all assets and improvements on the land developed to the original owner.

    All net profits from the project will be divided 80% to Ramoil and 20% to the original landowner. Further, in February 1998, Ramoil successfully negotiated an extension of the original 20-year concession term through April 30, 2019. Current estimates indicate that this project will require approximately $80 Million to complete. To date, Ramoil has invested approximately $2 Million in this project. Current estimates indicate that this project will require approximately $80.5 million to complete. As of the date of this report, construction has not begun on this project.

B. Al Ain Apartment Project. This project is for the construction of a residential housing complex including 83 apartments and villa units in Al Ain City in the UAE. Under the original contract signed by Ramoil, the Company will be required to provide financing for a total of approximately $11.5 Million, that was to be returned to it with interest from the operating revenues of the project. Recently, at the request of the Company, the contract for this project was terminated and the Company was released from its obligations thereunder. To date, Ramoil, through loans from Mr. Radulovic, its CEO and principal shareholder, had provided funding of approximately $2.2 Million. As part of the termination of the Company's participation in this project, the amount previously funded by the Company will be repaid upon completion of the project or, alternatively, prior to December 31, 2001. However, no specific repayment schedule has been committed to.

C. City Mix Concrete Plant Project. City Mix Concrete, Inc. ("CMIX") is a UAE corporation registered for the purpose of constructing a concrete plant in the UAE. Ramoil has entered into an agreement that will permit it to use the CMIX license to construct the concrete plant and sell concrete in the UAE for a 20year period. All equipment including the modular plant itself will remain the property of Registrant at the conclusion of the license period. Further, the City Mix License is transferable by Registrant to a third party in its discretion.

    Under this agreement Ramoil will be obligated to pay a royalty for this license equal to 12% of the net profits generated from this operation. At the end of the license period all interest in any existing contract to supply concrete will revert to CMIX and Ramoil will have no further interest. Management has begun negotiations for an extension of this 20-year term. However, as of the date hereof, no agreement has been reached and no assurances can be given that any extension will be granted.

    Following the grant of this license in 1997, Ramoil purchased a modular concrete plant that was shipped to the UAE for assembly. As of the date of this report, Registrant, through Engineering, has purchased the required mixers and trucks that currently await shipment to the UAE. Assembly of the plant has been ongoing and management projects that the plant will be fully operational by summer, 1999. As of the date of this report, through the efforts of the Company's sponsor, CMIX has received preliminary approval as the exclusive concrete supplier for a new port and free trade zone development project in the UAE. Of course, finalizing this contract must await completion of the plant to be certain that CMIX will be able to fulfill its obligations thereunder.

    As of December 31, 1998, the Company has invested $3,968,465 towards the construction and assembly of this plant detailed as follows:

        Plant parts and assembly                      $1,300,875
        Trucks and equipment                           2,029,873
        Engineering costs                                637,717
                                                      ----------
        Total project investment                      $3,968,465

    Of the amount invested in this project by Registrant, $2,948,315 represented loans to Registrant by Trinal, Inc., a privately held corporation principally owned and controlled by Mr. Taflevich, the Company's President, and by Cristal Ball Inc., an affiliated company of Mr. Taflevich.

    When completed the concrete plant will have a capacity of 3,000 cubic meters of concrete per day.

D. Saadiyat Free Trade Zone. As mentioned above, the UAE is currently completing plans for the construction of a new port facility and free trade zone. This project, know as the Saadiyat Free Trade Zone Authority ("SFTZA") is scheduled to be constructed on Saadiyat Island in Abu Dhabi and is estimated to require approximately $3.3 Billion to complete. Final approval for the project was given by the UAE Executive Council earlier this year. This constitutes the final consent in the approval process for this project and the Saadiyat Project Development Company will now proceed with plans to raise the capital required for construction, which is planned to be completed through a combination of a public and institutional offering in the UAE and a global offering of shares to institutional and corporate investors. Through the efforts of its Sponsor, Registrant has been offered an opportunity to purchase shares of SFTZA as a "founder" along with six other major corporations. However, in order to purchase the shares offered in the project, Registrant will be required to invest $150 Million. Although Registrant must either pay for the shares or forfeit its right within 60 days following the formal grant of this option (which is expected to occur within the next 30 days), at present, Registrant has no viable means of paying for the shares in this project. Although negotiations with various financial sources, both institutional and private, are ongoing, there can be no assurance that Registrant will be able to participate in this investment. In fact, at the present time it is highly unlikely that Registrant will be able to meet the purchase deadline and there is no indication that any extensions will be granted. The share purchase option was originally schedule to expire on May 15, 1999. However, the Company has received oral notification that that this deadline will be extended, although no written confirmation of this has been received. At present, the status of this option is uncertain and there can be no assurance that, even if the Company were able to raise the necessary funding, which at this time appears unlikely without the participation of a major financing source, that the Company would still be eligible to purchase the shares.

    The foregoing summarizes the business opportunities that Ramoil has been able to secure though the efforts of its sponsor in the UAE. However, it must be remembered that the foregoing projects each require a significant capital commitment by the Company. Further, in some cases, Ramoil will need to provide specific funds within restrictive time periods or suffer a loss of both the opportunity and of any previous investment made in such project. At present, it seems highly unlikely that Ramoil will be able to meet all of its obligations, particularly for providing funding, in connection with all of the foregoing projects. In such event the Company will lose the related opportunity. Further, it is possible that Ramoil's failure to meet its commitments under the foregoing projects will cause its Sponsor to either terminate the sponsorship agreement or to cease providing available business opportunities to Registrant in the future. In such event it is highly likely that Registrant will lose all or a significant portion of its investment in most of the foregoing projects due to the unavailability of needed financing.

    In evaluating the Company's ability to establish viable commercial operations, it must be remembered that, at present, the only revenue generating operations are those of Engineering. However, in terms of the future growth of this segment of the Company's operations, great emphasis has been placed upon Engineering's participation in the various projects in the UAE. As with the operations of Ramoil, should the foregoing project not proceed, or if Ramoil is unable to meet its obligations with respect to such projects, or if Ramoil loses the support of its sponsor, it is highly likely that Engineering will also lose any expected participation in those projects.

    In September, 1998, Registrant and Mr. Radulovic reach an agreement whereby Mr. Radulovic agreed to convert certain of his loans to Registrant, in the principal amount of $520,902, into shares of common stock at the rate of $3.00 per Share and received 173,634 Shares. In December 1998, Mr. Radulovic agreed to convert an additional $815,000 in loans made to support the Company's operations in Abu Dhabi also at the rate of $3.00 per Share and received an additional 271,666 Shares. The price per share was negotiated based upon 80% of the average closing price for Registrant's shares during September 1998, when the original agreement to convert his loans to equity was reached. All of the Shares received by Mr. Radulovic were "restricted securities" as defined under the Securities Act of 1933, as amended (the "Act").

    Also in September 1998, both Trinal and Cristal Ball agreed to convert their outstanding loans in the principal amount of $2,948,315 to shares of common stock at the rate of $3.00 per Share. Consequently, these companies received, in the aggregate, 982,771 Shares of Registrant's common stock all of which Shares were also "restricted securities" as that term is defined under the Act. See, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 2.  PROPERTIES.

The Company's principal corporate offices are located at 2424 North Federal Highway, Suite 350, Boca Raton Florida, where it occupies approximately 5,000 square feet of office space. This lease expires July 31, 2000, and provides for a current monthly rental of approximately $3,000 with annual increases through the end of the lease term.

In connection with its operations in the UAE, the Company opened an office in Abu Dhabi, UAE, pursuant to a lease with an unaffiliated third party, where it occupies approximately 4,000 square feet of office space.

The Company believes it's present facilities will be adequate for its purposes for the foreseeable future and does not anticipate the need for additional office or operating facilities.

ITEM 3.  LEGAL PROCEEDINGS.

There are several currently pending actions against Registrant. These include the following matters:

        A. In May 1996 a legal action was filed against the Company and its principal shareholder. In this suit, a Russian oil company, Lukoil, alleges that it is owed $12.5 Million from a formerly affiliated entity of the Company resulting from a failure to comply with the terms of an oil-trading contract. Although the original state court action was voluntarily dismissed, the suit was later instituted in Federal District court. The Company intends to vigorously defend against the claims being made. Currently, the Company has filed a motion to dismiss this action. This motion has not yet been scheduled for a hearing.

        B. Also in May 1998, Lukoil also filed a suit in Federal District Court for the purpose of enforcement of a prior arbitration award obtained against an affiliated company of Registrant. This award, in the amount of approximately $12,162,000 was obtained from the International Commercial Arbitration Court of the Chamber of Commerce and Industry of the Russian Federation in Moscow. The US suit seeks to confirm the award against the affiliated company and to recover the amount awarded from that company as well as Registrant and Mr. Radulovic personally. The two Lukoil cases have now been consolidated in the Federal Court action. As of the date of this Report, Registrant has not entered into any settlement discussions and counsel for the Registrant defending these suits cannot provide an evaluation of the likelihood of success by the Company in this matter. The Company has also filed a motion to dismiss this action. No decision has yet been received.

        C. In August 1966, suit was filed against Registrant and Mr. Radulovic claiming damages of approximately $3.3 Million arising out of contract it had with another affiliated company of Mr. Radulovic. Although the Company is vigorously defending this suit, at present, Registrant has not entered into any settlement discussions and counsel for the Registrant defending these suits cannot provide an evaluation of the likelihood of success by the Company in this matter.

        D. There are two other matters, both involving claims against affiliated companies of Mr. Radulovic which, in the aggregate, involve less than $200,000. Settlement discussions for both these claims are currently in progress and, in management's opinion, there will not be any material adverse impact upon Registrant or its operations.

The Company knows of no other litigation pending, threatened or contemplated, or unsatisfied judgements against it. The Company knows of no legal action pending or threatened or judgements entered against any officers or directors of the Company in their capacity as such.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None during the years ended December 31, 1996 or December 31, 1997.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The principal market on which the Company's securities are traded is the over-the-counter market. Since July, 1996 the Company's securities have been trading on the "Bulletin Board" electronic quotation system under the symbol "ACIZ." Prior to that time there had been only sporadic trading in the Company's securities. The following table sets forth for the periods indicated the range of high and low bid quotations for the Company's Common Stock which were listed for the Company's Common Stock.

                      PERIOD                               HIGH          LOW
------------------------------------------------------------------------------
        Quarter ended September 30, 1996                  $5.25         $5.25
        Quarter ended December 31, 1996                   $5.625        $4.825
        Quarter ended March 31, 1997                      $5.25         $5.00
        Quarter ended June 30, 1997                       $6.125        $5.00
        Quarter ended September 30, 1997                  $5.625        $3.625
        Quarter ended December 31, 1997                   $4.875        $3.875


On May 10,1999 the reported bid price (and most recent sale price) for the Company's Common Stock was $10.00 per share; there were 473 record holders of the Company's Shares; and there were six (6) market makers for the Company's securities.

The Company has not paid any dividends and there are presently no plans to pay any such dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including earning, financial condition, capital requirements and other factors. There are no contractual restrictions on the Company's present or future ability to pay dividends. Further, there are no restrictions on any of the Company's subsidiaries which would, in the future, adversely affect the Company's ability to pay dividends to its shareholders.

ITEM 6. SELECTED FINANCIAL DATA:



Summary Balance Sheet Data:          Year Ended December 31
                                  ---------------------------
                                        1997       1996
                                        ----       ----
Total Assets                      $6,098,991      $7,578,843

Total Current Assets               2,471,731       2,579,413

Total Current Liabilities          4,407,391       3,398,195

Stockholders Equity                1,208,169       7,197,958

Accumulated Deficit               (5,031,472)     (2,406,901)

Summary Earnings Data:               Year Ended December 31
                                  ----------------------------
                                        1997         1996
                                        ----         ----

Total Revenues                    $1,121,619      $6,202,012

Cost of Sales                        635,559       3,224,158

Selling, General & Administrative
Expenses                           2,684,108       2,665,296

Depreciation                         170,599         153,278

Sponsorship Fee                       52,078             -0-

Interest Expense                    (139,804)        (83,370)

Interest Income                      166,654          67,442

Gain (Loss) on Disposal of Assets      8,885         (62,002)

Income (Loss) Before Taxes        (2,624,571)         81,350

Income Tax (Benefit)                     -0-         (39,122)

Net Income (Loss)                 (2,624,571)         42,228

Earnings per Share                    ($0.58)          $0.01


-------------------------------------------------------
The Company's fiscal year ends December 31 of each year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

I.  Results of Operations

During fiscal 1997, ended December 31, 1997, the Company had gross sales and other revenues of $1,121,619, as compared to $6,202,012 for fiscal 1996. This reflects the termination of a consulting agreement with an affiliated company at the end of 1996. As such, the total sales revenues in fiscal 1997 represented sales by Engineering (as compared to $5,702,012 in sales by Engineering and $500,000 as consulting fees from the affiliated company during fiscal 1996) Total cost of revenues during fiscal 1997 were $635,559, as compared to $3,224,158 for fiscal 1996. As a result, the Company realized a net operating loss of $2,420,725 during fiscal 1997, as compared to a net operating gain of $159,280 in fiscal 1996. As discussed earlier, it must be remembered that in September 1996 Ramoil discontinued all international trade operations, a factor that had a materially adverse impact upon revenues in fiscal 1997. In addition, in September 1996, Engineering also discontinued all sales of products in Russia, a factor that resulted in a drop in sales of more than $4.5 Million between fiscal 1996 and 1997.

After selling, general and administrative expenses, depreciation, a loss on the sale of fixed assets, interest income and expenses, and provision for taxes, the Company realized a net operating loss of ($2,624,571, or ($0.58) per share in fiscal 1997, as compared to a profit of $42,228, or $0.01 per share, for fiscal 1996.

During fiscal 1997, selling, general and administrative expenses remained virtually unchanged at $2,684,108, as compared to $2,665,296 for fiscal 1996. When expressed as a percentage of overall revenues, selling, general and administrative expenses represented almost 240% of total revenues for fiscal 1997 (compared to just under 43% in fiscal 1996). Again, this resulted from the termination of trading activities in the third quarter of fiscal 1996, which dramatically reduced revenues, with the increased costs associated with Ramoil's commitments to various projects in the UAE. Management projects that the costs directly related to Ramoil's start-up operations in the UAE will continue to escalate for the foreseeable future, particularly as it meets its funding commitments under various project contracts during the period prior to realizing any revenues from those efforts.

In management's opinion, the first project from which it anticipates revenues is the Citimix concrete plant now being completed. This plant is scheduled to be completed in the second half of 1999, with revenues expected to be realized shortly thereafter. However, no assurance can be given that revenues, if any, realized from this concrete plant will be adequate to offset the continued high cost of the other projects being undertaken by Ramoil in the UAE.

Management believes that until such time as it can realize significant revenues from its newly initiated operations in the UAE, if ever, the Company will continue to reflect net operating losses. In fact, it is likely that, even if revenues are derived from the concrete plant during fiscal 1999, the Company as a whole will continue to operate at a loss. Furthermore, should its efforts to establish commercially viable operations in the UAE not be successful it is likely that the Company will be unable to continue as a going concern.

III.  Discussion of Financial Condition

On a consolidated basis, as of December 31, 1997 the Company had total assets of $6,098,981 with total liabilities of $4,890,822 (compared with $7,578,843 and $3,979,864 respectively for December 31, 1996). Of the Company's assets at December 31, 1997, cash and cash equivalent accounted for $252,379 and $1,431,575 represents trade accounts receivable (compared to $10,319 and $1,140,917 respectively at December 31, 1996). The decrease in the Company's assets, as well as the increase in liabilities, at December 31, 1996 was principally due to the decreases in inventory, accounts receivable, other than trade accounts, decreases in amounts due from affiliates, prepaid expenses and a significant decrease in property plant and equipment. In addition to the foregoing decreases in assets at December 31, 1997, the Company also showed deferred sales revenues and "other current liabilities" and "other long term liabilities." In contrast, at December 31 1996, the Company had no deferred sales revenues and no "other long term liabilities" and reflected only $282,862 in other current liabilities (as compared to $745,091 at December 31, 1997).

The Company's accounts payable were current at December 31, 1997.

At December 31, 1997, the Company's total stockholders' equity decreased substantially to $1,208,169, as compared to $7,197,958 at December 31, 1996. The principal reasons for this significant decrease were the sharply higher liabilities at December 31, 1997 and the large operating loss experienced as a result of the termination of international trade activities in the third quarter of fiscal 1996. The principal source of funds for the Company's operations have been, and continue to be, revenues earned by Engineering and the continued financial support of the Company's major shareholder, both of which factors are essential to the Company ability to continue operations.

During the fiscal year ending December 31, 1999, the Company will face substantial expenditures in connection with the projects now committed to in the UAE. In addition, the Company will require approximately $150 Million in order to pay for the shares of the Saadyiat Free Trade Zone Authority. This payment must be made within 60 days following the official grant of option to purchase these shares, or the Company will lose its right to acquire such shares. At present, management has not identified any funding source able or willing to assist the Company in meeting either of these commitments.

Based upon available cash on hand and expected revenues from the operations of Engineering, management is of the opinion that it will not have adequate available funds to meet its anticipated capital expenditures and cash needs for fiscal 1999. Therefore, unless a funding source is identified and appropriate funding agreements reached, of which there can be no assurance, it is unlikely that the Company will be able to meet any of its funding commitments for the projects now under way in the UAE, except, in management's opinion, the funding needs for the Citimix project. However, it is uncertain as to what effect a default in any of its funding commitments in the UAE will have. It is possible that the Company's sponsor will terminate his sponsorship and support of the Company, in which event the Company will no longer be able to conduct any operations in the UAE and may suffer a loss of all funds invested in those project to date. In such an event, it is highly unlikely that the Company will able to re-establish any commercial operations within the forseeable future.

IV.     Trends Affecting Liquidity, Capital Resources and Operations

Over the past decade, economic conditions worldwide have favored the development of business oriented projects designed to meet the needs of developing business and financial interests in many developing areas. Among the fastest growing areas in the world is the Middle East. Combining the great wealth that come from extensive oil-related interests with diminished threats of war and terrorist activities, the UAE has emerged as a leader in this region. Management believes this trend, coupled with the support of the Company's sponsor, who himself is a recognized leader in the region, has situated the Company in a position to participate in the growth of the UAE. Provided the Company can meet its financial obligations under the various projects discussed above, management believes it can be an integral part of the growth being experienced in the UAE and that the benefits to the Company will be a major factor in its growth over the foreseeable future.

With the collapse of traditional political and ideological barriers, the demand for products from all parts of the world has increased perceptibly with many developing and third world nations now looking for products from many different countries. This has been particularly true of countries with "soft" currencies (i.e. currencies not readily exchangeable into established currencies such as British pounds, US dollars, etc.), which at present are unable to pay for their purchases in US dollars. Management believes that the greatest demand for all kinds of foreign products will come from these new developing third world countries over the foreseeable future. This is but one factor that favors the development of a free trade zone in the Middle East, such as the Saadiyat Free Trade Zone proposed by the UAE.

Management knows of no other trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future.

VI.    Inflation.

During the past few years inflation worldwide has been relatively stable which, coupled with the relative strength of the economic conditions in the Middle East, including the UAE, discussed above, is expected to have a beneficial effect upon the Company's planned operations in the UAE. In management's opinion, these favorable conditions are expected to continue for the foreseeable future and management does not anticipate that inflation will have an adverse impact upon its operations in the foreseeable future.

VII.     Forward Looking Statements.

Certain statements made in this report on Form 10-KSB as "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set in the forward looking statements. Certain factors that might cause such a difference might include: the securing of additional or the renewal of existing construction contracts, the growth of the market for the Company's services and products, the effect of European economic unification upon the Company's ability to secure additional business, the ability of the Company to secure significant additional financing to meet the Company's actual and projected financing obligations of various real estate and construction projects it has entered into in the UAE.

VIII.   Year 2000 Compliance.

The Year 2000 issue is the result of computer programs being written using two digits, rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based upon an assessment made during fiscal 1998, the Company has begun to updated all versions of operations and financial software so that all of its systems will utilize dates beyond December 31, 1999 properly. In addition, the Company is evaluating its auxiliary computer application systems for Year 2000 compliance, a process which is expected to be completed during the first half of 1999. The Company believes that the planned modifications and conversions will allow it to mitigate the Year 2000 issue.

The Company also plans to initiate formal communications with all of its significant suppliers, financial institutions and major customers to determine the extent to which the Company may be vulnerable to any third parties' failure to remediate their own Year 2000 issues. The financial impact to the Company of bringing its equipment and systems into Year 2000 compliance is not anticipated to be material to its financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:                                                   Reference:
---------------------                                                   ----------
Independent Auditor's Report                                            F-1

Consolidated Statement of Financial Condition                           F-2

Consolidated Statement of Operations                                    F-3

Consolidated Statements of Cash Flows                                   F-4

Statement of Changes in Stockholders' Equity                            F-5

Notes to Financial Statements                                           F-6 - F-9

DONAHUE ASSOCIATES, INC.
   CERTIFIED PUBLIC ACCOUNTANTS
   354 Main Street,Chatham, N.J.   07928
   Phone (973)635-2111 Fax: (973)635-0992




                           INDEPENDENT AUDITORS REPORT

The Shareholders,
American Corporate Investors, Inc.

We have audited the accompanying balance sheet of American Corporate Investors, Inc. as of December 31, 1997 and as of December 31, 1996 and the related statements of income and change in owners' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Corporate Investors, Inc. as of December 31, 1997 and as of December 31, 1996 and the results of operations and cash flows for the fiscal year then ended in conformity with generally accepted accounting principles consistently applied.




Chatham, New Jersey
November 16, 1998

                        AMERCIAN CORPORATE INVESTORS INC.
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION



                                                          December 31,          December 31,
                                                             1997                  1996
ASSETS

Current assets:
     Cash in banks                                          $ 252,379               $10,319
     Trade accounts receivable                              1,431,575             1,140,917
     Inventories                                              364,556               418,026
     Other accounts receivable                                423,221             1,010,151

        Total current assets                                2,471,731             2,579,413

Other assets:
     Due from affiliates                                    1,006,003             2,433,677
     Taxes refunds receivable                                 187,146                     0
     Other assets                                             183,005               132,108
     Note receivable                                          409,000                     0
     Property, plant, and equipment
       (net of accumulated depreciation)                    1,583,911             2,159,445
     Goodwill (net of accumulated amortization)               258,195               274,200

        Total assets                                       $6,098,991            $7,578,843

LIABILITIES & OWNERS' EQUITY

Current liabilities
      Accounts payable                                      2,938,773             3,115,333
      Deferred sales                                          723,527                     0
      Other liabilities                                       745,091               282,862

        Total current liabilities                           4,407,391             3,398,195

Long term liabilities:
      Equipment loans payable                                 347,931               581,669
      Pensions and benefits payable                           135,500                     0

        Total liabilities                                   4,890,822             3,979,864

Common stock, par value $.0001 per share, 300,000,000
 authorized, 3,715,299 issued and outstanding                     372                   372
Contributed capital in excess of par value                  6,126,970             6,031,970
Cumulative translation adjustment                             112,299               (26,462)
Accumulated deficit                                        (5,031,472)           (2,406,901)

        Total liabilities & owners' equity                 $6,098,991            $7,578,843




Please see the accompanying notes to these financial statements.

                        AMERICAN CORPORATE INVESTORS INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS



                                                           December 31,      December 31,
                                                              1997              1996

Revenues:

        Gross sales                                        $1,121,619            $5,702,012
        Less cost of goods sold                              (635,559)           (3,224,158)

                Net profit on sales                           486,060             2,477,854

    Operating expenses:
            Salaries and overhead                           2,033,249             1,945,690
            General administration                            650,859               719,606
            Sponsorship fees                                   52,078                     0
            Depreciation & amortization                       170,599               153,278

                 Total operating expenses                   2,906,785             2,818,574

    Net income (loss) before other revenues & expenses     (2,420,725)             (340,720)

    Other revenues & expenses:
            Interest income                                   166,655                67,442
            Gain (loss) on fixed assets sold                    8,885               (62,002)
            Consulting fee                                          0               500,000
            Bad debt expense                                 (239,582)                    0
            Interest expense                                 (139,804)              (83,370)

    Net income (loss) before provision for income taxes    (2,624,571)               81,350

    Provision for income taxes                                      0               (39,122)

    Net income (loss)                                     ($2,624,571)              $42,228


    Earnings per share:

        Basic                                                   ($.58)                 $.01
        Diluted                                                 ($.58)                 $.01

    Weighted average of common shares:
         Basic                                              4,562,699             4,302,199
         Diluted                                            4,562,699             4,302,199



Please see accompanying notes to these financial statements.

                        AMERICAN CORPORATE INVESTORS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDING DECEMBER 31, 1997


Cash flows from operating activities:

        Net income (loss)                                            ($2,624,571)
        Adjustments to reconcile net loss to cash
          provided by operating activities;  add back
          depreciation & amortization                                    170,599

               Net cash provided (used) by operating activities       (2,453,972)

Cash flows from other operating activities:

        Increase in trade accounts receivable                           (290,658)
        Decrease in other accounts receivable                            586,930
        Decrease in ending inventories                                    53,470
        Decrease in receivables from affiliates                        1,427,674
        Increase in other assets                                         (50,897)
        Decrease in accounts payable                                    (176,560)
        Increase in tax refunds receivable                              (187,146)
        Increase in notes receivable                                    (409,000)
        Increase in deferred sales revenue                               723,527
        Decrease in other liabilities                                    462,229
        Decrease in equipment loans payable                             (233,738)
        Increase in pensions and benefits payable                        135,500

               Net cash provided (used) by other operating activities   (412,641)

Cash flows from financing activities:

        Sale of common stock warrants                                     95,000
        Purchase of equipment Ramoil Engineering                         (23,728)
        Sale of Boca Raton office equipment                              163,930
        Sale of equipment Ramoil Engineering                             344,935
        Purchase of Abu Dhabi branch office equipment                    (64,197)
        Change in cumulative translation adjustment                      138,761

               Net cash provided (used) by financing activities          654,701

Increase (decrease) in cash during 1997                                  242,060

Cash balance at December 31, 1996                                         10,319

Cash balance at December 31, 1997                                       $252,379


Please see accompanying notes to these financial statements.

                        AMERICAN CORPORATE INVESTORS INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDING DECEMBER 31, 1997



                                    Common        Paid In       Cumulative       Retained        Total
                                     Stock        Capital       Adjustment       Deficit        Capital

Balances at December 31, 1996        $372        $6,031,970      ($26,462)     ($2,406,901)   $3,598,979

Common stock warrants sold                           95,000                                       95,000

Change in translation adjustment                                  138,761                        138,761

Net income (loss)                                                               (2,624,571)   (2,624,571)

Balance at December 31, 1997         $372        $6,126,970      $112,299      ($5,031,472)   $1,208,169



























Please see the accompanying notes to these financial statements.

                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997

BASIS OF PRESENTATION AND NATURE OF BUSINESS

American Corporate Investors, Inc. (the Company) is a Delaware corporation organized on December 30, 1986 for the purpose of engaging in investigating and acquiring profitable business opportunities in the United States. In June 10, 1996, the Company effected a reverse acquisition when it acquired all the outstanding shares of stock of Ramoil Management Company, Inc. in exchange for 3,135,000 shares of the Company's stock.

Simultaneously, the Company effected a 1 to 100 reverse stock split that decreased the amount of shares issued and outstanding from 16,670,000 to 166,700.

Subsequent to this transaction, the shares issued and outstanding totaled 166,700 shares. The new issue of 3,135,000 brought the total issued and outstanding to 3,301,700 shares of which 3,135,000 was owned by the owners of the acquired firm, Ramoil Management Company, Inc.

Simultaneously to this transaction, the Company issued common stock warrants for the purchase of one share of common stock for one common stock warrant. A total of 813,900 warrants were issued at an exercise price of $2.50 per share and 450,000 warrants were issued with an exercise price of $5.00 per share. As of December 31, 1997, a total of 416,500 of the $2.50 warrants had been exercised leaving 397,000 of the $2.50 warrants and 450,000 of the $5.00 outstanding.

Ramoil Management Company, (RMC) was incorporated in 1992 and is in the business of providing consulting and managerial services to its subsidiary company, Ramoil Engineering S.P.A., (RME).

Ramoil Engineering S.P.A. was established in 1993 under Italian law and provides construction supplies and services. Its principal line of business consists of the manufacture and sale of commercial furniture.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements included the accounts of both RMC and RME. All significant intercompany accounts have been eliminated.


Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997
                                    continued

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amount of assets and liabilities and the reported amount of revenue and expenses during the period reported. Actual results could differ from those estimates.

Revenue Recognition

RME recognizes revenue upon shipment of the related goods or performance of services.

Inventories

Inventories are stated at lower of cost or market. Cost is determined by using the first-in, first-out method ("FIFO").

Property, Plant,and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are calculated on the straight-line method based upon the following estimated useful lives:

                      Building                            33 years
                      Leasehold improvements              Lease term
                      Machinery and equipment             7-9 years
                      Furniture and fixtures              5-8 years
                      Office equipment                    3-5 years
                      Vehicles                            4-5 years



Income taxes

The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the Company to compute deferred income taxes based upon the difference between the financial statement and tax bases of the assets and liabilities using the tax rates in effect for the year in which the differences are expected to reverse.

Foreign Currency Translation

The financial statements of RME are prepared in Italian lire. Assets and liabilities are converted at the exchange rate in effect as of the balance sheet date. Income and expense items are translated at the average rate in effect over the time reported. These translation adjustments have been included in a separate component of stockholders equity.

                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997
                                    continued

RELATED PARTY TRANSACTIONS

Historically, RMC and RME has obtained funding as needed from its majority stockholder and affiliated entities. The long-term success of the Companies is dependent upon the continued support of its majority stockholder. As of December 31, 1997, the consolidated Company had a receivable of $1,006,003 due from the majority stockholder or from entities controlled by the majority stockholder. This amount included interest imputed at 8.5% per annum.

The Company provides management services to Ramoil Holding Co. LTD; a Company affiliated through common ownership by the Company's major shareholder. Under terms of the management agreement, the Company had received $500,000 in fiscal year 1996 for services rendered. The management agreed to terminate this contract effective January 1, 1997.

COMMITMENTS

The Company leases its office facilities under a three-year lease agreement, which commenced in August 1997. Future annual commitments are as follows:

                      1998                         $36,012
                      1999                         $47,111
                      2000                         $24,223


In addition, the Company has entered into an agreement to provide financing for the development of a residential compound of 83 apartments and villa units in Al Ain City, Abu Dhabi, United Arab Emirates with the licensed owner of land being developed. Under the terms of the agreement, the Company will provide financing for the total construction costs of the project, including licensing fees, while in return receiving a mortgage on the land and the property developed. The Company has provided $409,000 in financing for this project in 1997. The contracted cost of the project is $11,475,410. The future annual financing commitments of the Company as a result of this agreement are:

                      1998                         $3,475,410
                      1999                         $7,591,000


The agreement provides for a five-percent payment of the full contract value by the Company to the owner of the land in the event of non-performance by the Company.

                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997
                                    continued

CONTINGENCIES

Substantially all the operations of the Company are conducted in Italy and the United Arab Emirates. Such operations are affected by the domestic and political developments occurring there. The degree of these occurrences and their overall affect on the Company cannot be predicted but could be material in nature.

LEGAL MATTERS

In May 1996, legal actions were filed against the Company and its principal stockholder. A Russian entity has alleged that it is owed $12 million for a formerly affiliated entity of the Company's failure to comply with the terms of an oil-trading contract. The Company intends to vigorously defend itself and management believes that the eventual disposition of this matter will not have a material adverse affect on the Company's financial position. Accordingly, no provision for any loss that may result from the resolution of this matter has been made.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b)  Identification of directors and executive officers.

The following identification of officers and directors, including biographies, set forth the present officers and directors:

NAME                           AGE           POSITIONS HELD
----                           ---           ---------------
Radulojub Radulovic            50            Chief Executive Officer, Chief Financial
                                             Officer, Secretary and Chairman of the Board
                                             of Directors

Aleksandr Taflevich            54            President and a Director

Zarko Radulovic                46            Vice President and a Director

William Brown                  59            Director



Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. Vacancies in the Board are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors.

        (c) Identification of significant employees.     None

        (d) Family relationships.

There are no family relationships among the Officers except for Rodoljub Radulovic and Zarko Radulovic who are brothers. There are no arrangements or understandings pursuant to which any person was elected as an officer of the Company. All officers hold office for one year or until their successors are elected and qualified, unless otherwise specified by the Board of Directors; provided, however, that any officer is subject to removal with or without cause, at any time, by a vote of the Board of Directors.

(e)     1.  Business Experience.

Principal occupations of directors and officers are as follows:

RODOLJUB RADULOVIC has been Chief Executive Officer and a Director of the Company since June 1996, and has served as an officer and director of each of its subsidiaries since their inception. Mr. Radulovic founded Ramoil Management and Ramoil Engineering in 1992 and directed their business operations which, until September 1996, involved various aspects of international trade, financial services construction and engineering services, with a primary emphasis on operations in Eastern Europe and Russia. From 1983 until 1992, Mr. Radulovic served as president of Yox Austria, a private company which he founded. Yox Austria specialized in trading aluminum, metals, minerals, synthetic yarns various types of equipment and crude oil to Germany, Italy, Yugoslavia and Russia. From 1976 until 1983 he was employed as General Manager for the chemical, leather and textile divisions of Hempro Company in Belgrad. Previous to that employment, Mr. Radulovic served as Sales Manager of the Department of Trade for the Yugoslavian Ocean Company in Kotor, Yugoslavia. Mr. Radulovic graduated from Belgrad University with a degree in Economics, specializing in International Business and Trade.

ALEKSANDAR TAFLEVICH, has served as director of the Company since his appointment in June 1996. In 1998, Mr. Taflevich was appointed President of the Company and currently serves in that capacity. Since 1992 Mr. Taflevich has also served as Chief Executive Officer of Trinal, Inc., a company which he founded and which provides railroad forwarding services primarily to major European fertilizer and metal manufacturers. Mr. Taflevich oversees virtually all of that company's operations, both in the US and overseas. In addition to his other business ventures, since 1994 Mr. Taflevich has served as General Manager of Cristal Ball, Inc., a privately held corporation formed under the laws of the Cayman Islands, engaged in international trading. From 1989 until founding Trinal, Inc. in 1992, he served as Marketing Director for DWT, a conglomerate of international companies based in Toronto Canada where he was primarily responsible for marketing. From 1986 until 1992, Mr. Taflevich was also the founder and Chief Executive Officer of Association A Marks, also an association of international companies specializing in the manufacture and transport of a wide range of consumer goods, based in Moscow, Russia. Mr. Taflevich holds a Masters of Business Administration from the Moscow College of Commerce.

ZARKO RADULOVIC has served as an officer and director of the Company since 1996. He has also served as General Manager of Ramoil Engineering Spa since 1995. Prior to 1995, however, Mr. Radulovic served as a special consultant to Ramoil Engineering on various project in Russia and the Ukraine. From 1989 until 1993, Mr. Radulovic was employed as General Manager of Trecom, Kotor, a company which dealt with investments in tourist projects principally in Montengro. Beginning in 1976 he was employed as an engineer at Yugopetrol, the Yugoslavian state petroleum company, where he was promoted to chief engineer in 1989. He received his engineering degree from Belgrad University, Department of Machinery Production in 1976.

WILLIAM BROWN has served as a director of the Company since 1997. In addition, since 1987 he has also served as Vice President and a director of Russo Securities, Inc., a registered broker/dealer in New York. Mr. Brown's experience in the investment banking community spans over thirty years among a wide range of firms. From 1985 until joining Russo Securities, Mr. Brown was President of the Bull & Bear Fund, a publicly held asset management firm, also located in New York. Prior thereto, from 1983 until 1985, he was Vice President, Investment Banking for Thomson McKinnon Securities, Inc. in Houston, Texas, having served as Vice President of Investment Banking for Donaldson Lufkin & Jenerette for 7 years (1976 to 1983)
where he headed institutional sales and investment banking for the Southwestern United States. From 1973 to 1976 he was Vice President of Paine Webber Capital Committee, a division of Paine Webber Inc. Before that, Mr. Brown was Executive Vice President, Trading Division, for Domminick & Domminick (1971-1973), a registered broker/dealer in Houston, Texas. From 1966 to 1971 Mr. Brown served as President of Summit Securities, Inc., the trading division of the Hedge Fund of America, the first publicly traded hedge fund in the United States.

        2.  Directorships.

        None, other than listed above.

(f) Other Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgements or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information relating to remuneration received by officers and directors as of June 30, 1997, the end of the Company's most recent fiscal year:


                                             Long Term Compensation
Name and Principal    Annual Comp.(1)        Bonus Restricted Stock        All other
Position              Year   Salary                 Awards                 Compensation
----------------------------------------------------------------------------------------
Rodoljub Radulovic    1997   $     -0-                                     $15,000(2)
Secretary, CEO,
CFO & Director        1996   $ 134,000(3)                                  $15,000(2)

Aleksandr Taflevich   1997   $     -0-
President & Director  1996   $     -0-

----------------------------------------------------------------------------------------

1. The Company currently has no written compensation arrangements with any of its executive officers. It should be noted that both Mr. Radulovic and Mr. Taflevich currently serve as CEO and President, respectively, without salary. It is expected that once commercial operations begin in the UAE, the Company and Messrs. Radulovic and Taflevich will enter into formal written employment agreements.
2. This payment represents payments made for automobile expenses with respect to Mr. Radulovic's car.
3. The salary paid to Mr. Radulovic in fiscal 1996 was paid during the first nine months of that year. Once trading activities were stopped in September 1996, he received no further payments of salary.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners.

None other than stated in (b) below.

(b) Security ownership of management.

Name                                Relationship             Number of Shares      Percentage
----                                ------------             ----------------      ----------
Radoljub Radulovic                  CEO, CFO, Secretary
                                    And Director               2,824,115(1)(2)       49.1%

Aleksandr Taflevich(2)              President and Director     2,402,284(3)(4)       41.8%

Officers & Directors as
a group (4 persons)                                            5,226,399             90.9%
-----------------------------------------------------------------------------------------


(1) Based upon a total of 5,749,098 shares of Common Stock issued and outstanding as of the date of this Report. However, at December 31, 1997 the Registrant only had a total of 3,715,299 shares issued and outstanding. The Shares issued in cancellation of loans due to Mr. Radulovic, Trinal Corp. and Crystal Ball, Inc. were issued following December 31, 1997.
(2) Includes all shares of Registrant's Common Stock held by Mr. Radulovic, including 732,667 Shares acquired through the conversion of certain loans in the principal amount of $2,198,000 in September 1998 and 271,666 Shares acquired through the further conversion of loans in the principal amount of $815,000 in December 1998. However, of the Shares listed herein, 1,179,630 represent shares being transferred by him to various other parties who are not affiliated with the Registrant as follows:

                         A.      446,964 Shares to RCI, s.r.l.;
                         B.      651,466 Shares to GPR Corp.;
                         C.      43,000 Shares to Mimax Limited;
                         D.      22,200 Shares to Montehrima Limited; and
                         E.      16,000 Shares to BTTS, Inc.


        Mr. Radulovic disclaims any affiliation with the above listed companies.

(3) Includes 1,372,818 Shares acquired pursuant to an Option granted to him by Mr. Radulovic in June 1996.

(4) Also includes 1,029,466 Shares acquired in the conversion of $3,088,397 of loans to the Registrant in September 1998 by Trinal, Inc. and Crystal Ball, Inc., over which shares Mr. Taflevich may be deemed to have beneficial ownership.

(c)  Changes in Control.

        None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1. In June 1996, Mr. Radulovic granted an Option to Mr. Taflevich to acquire 1,372,818 shares of the Company's Common Stock. The shares subject to this Option were originally acquired by Mr. Radulovic in the original share exchange between Ramoil Management Co. and American Corporate Investors, Inc. on June 10, 1996. The Option was granted in expectation of Mr. Taflevich's agreement to serve as President of the Company. This Option was exercised by Mr. Taflevich following his assumption of the duties of President of the Company.
2. In the original; share exchange between the Ramoil Management Company and American Corporate Investors, Inc., Mr. Radulovich was issued a total of 3,192,600 Shares, of which 446,964 Shares were beneficially owned by RCI, s.r.l, an Italian company that owned an interest in Ramoil Management Company prior to its acquisition by the Registrant in June 1996. This error was subsequently discovered and these Shares have now been issued to RCI, s.r.l. Mr. Radulovic continues to own a 1% interest in RCI, s.r.l.


PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    AMERICAN CORPORATE INVESTORS, INC.



Date: May  17, 1999                 By:  /s/ Aleksandr Toflevich
                                         ---------------------------------
                                         Aleksandr Toflevich, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: May 17, 1999                     /s/ Rodoljub Radulovic
Rodoljub Radulovich, Secretary          ------------------------------------
Chief Executive Officer
Chief Financial Officer & Director


Dated: May 17, 1999                     /s/ Aleksandr Toflevich
Aleksandr Toflevich,                    ------------------------------------
President and Director

Dated: May 17, 1999
Zarko Radulovich                        /s/ Zarko Radulovic
Vice President, Director                ------------------------------------

Dated: May 17, 1999                     /s/ William Brown
William Brown, Director                 ------------------------------------