Form 10KSB
period 1998-12-31
AMERICAN CORPORATE INVESTORS INC
filed 1999-05-18
CIK 811780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO __________

                       COMMISSION FILE NUMBER: 33-1507-NY

                        AMERICAN CORPORATE INVESTORS,INC.
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

  Securities registered pursuant to Section 12 (b)of the Act: None

  Title of each class     Name of Exchange on which registered

  Common                  5,643,017 Shares Outstanding as of the date of this Report
 (Title Of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes       No X
         ---      ---


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]
                                     ---

State the issuer's revenues for its most recent fiscal year.  $1,121,619

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of May 10, 1999, the value of such stock was: $24,990,980.

                                   FORM 10-KSB

                       AMERICAN CORPORATE INVESTORS, INC.
                                DECEMBER 31, 1998

PART I

ITEM 1.  BUSINESS

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

Engineering's principal business involves the manufacture and sale of commercial furniture and aluminium frames for windows, doors and other uses. Following the termination of the international trade operations of Ramoil in late 1996, Engineering became, and currently remains, the only source of revenues for Registrant. At the same time, Engineering terminated sales of its products in Russia, an event that reduced Engineering's operations by 90%. The balance of Engineering's business was with various European and Middle Eastern entities and continues today.

During fiscal 1997, management completely changed the nature of Ramoil's business operations. Following the termination of its business operations in Russia, management decided to concentrate on establishing a new business plan centered around operations in the Middle East and in the United Arab Emirates
(UAE) in particular. Pursuant to local regulations any foreign corporation that desires to engage in business in the UAE is required to have a local sponsor. Through the business contacts of senior management, in early 1997 Registrant entered into a sponsorship agreement with Sheikh Hazza Bin Zayed Al-Nahyan, Chairman of National Security for the UAE and Chairman of Saadiyat Free Zone. Pursuant to the Sponsorship Agreement, Registrant has been introduced to various projects throughout the UAE. Under this Agreement, the Sponsor will assist Registrant with all aspects of doing business in the UAE including assistance in compliance with local registration requirements under UAE law. Although not obligated to do so, the Company's sponsor has provided Registrant with virtually all of the business opportunities presently being developed. In consideration of making these projects available to Registrant, Registrant is obligated to pay a base annual fee to the Sponsor and a percentage commission on all business generated by projects introduced.

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

    As of December 31, 1998, the Company has invested $3,968,465 towards the construction and assembly of this plant detailed as follows:


        Plant parts and assembly                  $1,300,875
        Trucks and equipment                       2,029,873
        Engineering costs                            637,717
                                                   ---------

        Total project investment                  $3,968,465

    Of the amount invested in this project by Registrant, $2,948,315 represented loans to Registrant by Trinal, Inc., a privately held corporation principally owned and controlled by Mr. Taflevich, the Company's President, and by Cristal Ball Inc., an affiliated company of Mr. Taflevich.

    When completed the concrete plant will have a capacity of 3,000 cubic meters of concrete per day

D. D. SAADIYAT FREE TRADE ZONE. The UAE is currently completing plans for the construction of a new port facility and free trade zone. This project, know as the Saadiyat Free Trade Zone Authority ("SFTZA") is scheduled to be constructed on Saadiyat Island in Abu Dhabi and is estimated to require approximately $3.3 Billion to complete. Final approval for the project was given by the UAE Executive Council earlier this year. This constitutes the final consent in the approval process for this project and the Saadiyat Project Development Company will now proceed with plans to raise the capital required for construction, which is planned to be completed through a combination of a public and institutional offering in the UAE and a global offering of shares to institutional and corporate investors. Through the efforts of its Sponsor, Registrant has been offered an opportunity to purchase shares of SFTZA as a "founder" along with six other major corporations. However, in order to purchase the shares offered in the project, Registrant will be required to invest $165 Million. Although Registrant must either pay for the shares or forfeit its right within 60 days following the formal grant of this option (which is expected to occur within the next 30 days). At present, Registrant has no viable means of paying for the shares in this project. Although negotiations with various financial sources, both institutional and private, are ongoing, there can be no assurance that Registrant will be able to participate in this investment. In fact, at the present time it is highly unlikely that Registrant will be able to meet the purchase deadline and there is no indication that any extensions will be granted. The share purchase option was originally schedule to expire on May 15, 1999. However, the Company has received oral notification that that this deadline will be extended, although no written confirmation of this has been received. At present, the status of this option is uncertain and there can be no assurance that, even if the Company were able to raise the necessary funding, which at this time appears unlikely without the participation of a major financing source, that the Company would still be eligible to purchase the shares.

The foregoing summarizes the business opportunities that Ramoil has been able to secure though the efforts of its sponsor in the UAE. However, it must be remembered that the foregoing projects each require a significant capital commitment by the Company. Further, in some cases, Ramoil will need to provide specific funds within restrictive time periods or suffer a loss of both the opportunity and of any previous investment made in such project. At present, it seems highly unlikely that Ramoil will be able to meet all of its obligations, particularly for providing funding, in connection with all of the foregoing projects. In such event the Company will lose the related opportunity. Further, it is possible that Ramoil's failure to meet its commitments under the foregoing projects will cause its Sponsor to either terminate the sponsorship agreement or to cease providing available business opportunities to Registrant in the future. In such event, it is highly likely that Registrant will lose all or a significant portion of its investment in the foregoing projects due to the unavailability of needed financing.

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

    C. In August 1996, suit was filed against Registrant and Mr. Radulovic claiming damages of approximately $3.3 Million arising out of contract it had with another affiliated company of Mr. Radulovic. Although the Company is vigorously defending this suit, at present, Registrant has not entered into any settlement discussions and counsel for the Registrant defending these suits cannot provide an evaluation of the likelihood of success by the Company in this matter.

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

        None during the year ended December 31, 1998.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The principal market on which the Company's securities are traded is the over-the-counter market. Since July, 1996 the Company's securities have been trading on the "Bulletin Board" electronic quotation system under the symbol "ACIZ." Prior to that time there had been only sporadic trading in the Company's securities. The following table sets forth for the periods indicated the range of high and low bid quotations for the Company's Common Stock.


                    PERIOD                                HIGH          LOW

 -------------------------------------------------------------------------------
        Quarter ended September 30, 1996                  $5.25         $5.25
        Quarter ended December 31, 1996                   $5.625        $4.825
        Quarter ended March 31, 1997                      $5.25         $5.00
        Quarter ended June 30, 1997                       $6.125        $5.00
        Quarter ended September 30, 1997                  $5.625        $3.625
        Quarter ended December 31, 1997                   $4.875        $3.875
        Quarter ended March 31, 1998                      $5.00         $4.875
        Quarter ended June 30, 1998                       $6.25         $5.00
        Quarter ended September 30, 1998                  $5.625        $3.875
        Quarter ended December 31, 1998                   $10.00        $9.875
        Quarter ended March 31, 1998                      $10.25        $10.00

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

ITEM 6. SELECTED FINANCIAL DATA:

SUMMARY BALANCE SHEET DATA:        YEAR ENDED DECEMBER 31
                                   ----------------------
                                     1998          1997
                                     ----          -----
Total Assets                      $9,700,684      $6,098,991

Total Current Assets                 902,251       2,471,731

Total Current Liabilities          1,722,313       4,407,391

Stockholders Equity                6,417,396       1,208,169

Accumulated Deficit               (6,022,515)     (5,031,472)

SUMMARY EARNINGS DATA:             YEAR ENDED DECEMBER 31
                                   ----------------------
                                     1998           1997
                                     ----           ----
Total Revenues                    $1,240,645      $1,121,619

Cost of Sales                        428,993         635,559

Selling, General & Administrative
Expenses                           1,065,563       2,684,108

Depreciation                         163,990         170,599

Sponsorship Fee                      149,774          52,078

Interest Expense                    (130,006)       (139,804)

Interest Income                       93,869         166,654

Gain (Loss) on Disposal of Assets      5,162           8,885

Other Income                          63,621             -0-

Bad Debt expense                    (445,660)       (239,582)

Income (Loss) Before Taxes          (980,689)     (2,624,571)

Income Tax (Benefit)                 (10,354)             -0-

Net Income (Loss)                   (991,044)     (2,624,571)

Earnings per Share                    ($0.18)         ($0.58)
-------------------------------------------------------------
THE COMPANY'S FISCAL YEAR ENDS DECEMBER 31 OF EACH YEAR.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

I.  RESULTS OF OPERATIONS

During fiscal 1998, ended December 31, 1998, the Company's gross sales were only slightly higher than in 1997 ($1,240,645 as compared to $1,121,619) but continued dramatically lower than in 1996 when the Company's revenues totaled $6,202,012. This reflects the termination of a prior operations in Russia and Eastern Europe by Ramoil and Engineering and the termination of a consulting agreement with an affiliated company at the end of 1996. As such, the total sales revenues in fiscal 1997 represented sales solely by Engineering. Total cost of revenues during fiscal 1997 were $635,559, as compared to $3,224,158 for fiscal 1996. As a result, the Company realized a net operating loss of $2,420,725 during fiscal 1997, as compared to a net operating gain of $159,280 in fiscal 1996. As discussed earlier, it must be remembered that in September 1996 Ramoil discontinued all international trade operations, a factor that had a materially adverse impact upon revenues in fiscal 1997. In addition, in September 1996, Engineering also discontinued all sales of products in Russia, a factor that resulted in a drop in sales of more than $4.5 Million between fiscal 1996 and 1997.

The final balances of receivables from entities of the former Soviet Union and eastern European countries, amounting to $445,660, have been written off in 1998 to uncollectible bad debt expense. Although the Company still continues to seek restitution in the appropriate governing bodies of the regions mentioned, however, the outcome of these efforts cannot be estimated.

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

The gross profit percentage for 1998 was 81% compared with 47% for the similar period in 1997. This increase is due to the fact that revenues in 1998 were mostly engineering services as opposed to sales of construction goods. Engineering services accounted for 83% of total revenues in 1998 as opposed to 40% for 1997. The result of this is to reduce the cost of goods sold and therefore increase the gross profit percentage.

Total operating expenses and general administration costs are 50% lower for 1998 than for the comparable period in 1997. This is primarily due to the significant cuts made by Registrant as part of its restructuring plan implemented in 1997. Ramoil has cut its workforce from 42 employees to 12 employees during fiscal years 1997 and 1998, respectively. The resultant savings associated with this work force cut has served to significantly reduce the Company's overall overhead costs.

Interest revenues are comprised of interest imputed on the receivable balance owed to the Company by an affiliate owned by the majority shareholder. Interest is imputed at the prime-lending rate. Interest revenues decreased in 1998 due to a decrease in the prime-lending rate during fiscal 1998 and to the overall decrease in the balance due from affiliates.

The Company opened a branch office in Abu Dhabi, United Arab Emirates in September 1996 in order to conduct business and explore new markets in the region. The Company entered into a sponsorship agreement as discussed above. Under its terms, the sponsor provides consulting and mediation services in the emerging markets of Abu Dhabi. The salaries and overhead of the branch office are funded by the Company on a monthly basis. The total cost of the Abu Dhabi branch office was $324,000 as compared to $198,000 for fiscal 1997.

Sponsorship fees for fiscal 1998 increased 288% over fiscal 1997 as a result of the addition of a sponsorship agreement entered into by CMIX.

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

III.  DISCUSSION OF FINANCIAL CONDITION

On a consolidated basis, as of December 31, 1998 the Company had total assets of $9,700,684 with total liabilities of $3,283,288 (compared with $6,098,981 and $4,890,822 respectively for December 31, 1997). Of the Company's assets at December 31, 1998, cash and cash equivalent accounted for $5,681 and $556,972 represents trade accounts receivable (compared to $252,379 and $1,431,575 respectively at December 31, 1997). The decrease in the Company's current assets at December 31, 1998 was principally due to the decreases in cash, inventory, accounts receivable, including trade and other accounts. However, the overall increase in total assets resulted, for the most part, from significant increases in long term notes receivable (representing the Company's funding in the Al

Ain Project which is to be repaid upon completion), property, plant and equipment (representing the Company's investment in the City Mix Project). In addition, at December 31, 1998, the Company no longer reflected any liability for deferred sales revenue and showed a significant decrease in accounts payable and accrued expenses resulting from the significant decrease in overall business operations.

At December 31, 1998, the Company's total stockholders' equity increased substantially to $6,417,396, as compared to $1,208,169 at December 31, 1997.
The principal reasons for this significant increase was the increase in contributed capital in excess of stated value which resulted from the exercise of certain previously granted stock purchase warrants by a consultant of the Company. This was sufficient to offset the negative impact of the continuing losses from operations, which resulted in the Company's accumulated deficit increasing to $6,022,515 as compared to $5,031,472 at the end of 1997. The principal source of funds for the Company's operations have been, and continue to be, revenues earned by Engineering and the continued financial support of the Company's major shareholder, both of which factors are essential to the Company ability to continue operations.

During the fiscal year ending December 31, 1999, the Company will face substantial expenditures in connection with the projects now committed to in the UAE. In addition, the Company will require approximately $165 Million in order to pay for the shares of the Saadyiat Free Trade Zone Authority. This payment must be made within 60 days following the official grant of option to purchase these shares, or the Company will lose its right to acquire such shares. At present, management has not identified any funding source able or willing to assist the Company in meeting either of these commitments.

Based upon available cash on hand and expected revenues from the operations of Engineering, management is of the opinion that it will not have adequate available funds to meet its anticipated capital expenditures and cash needs for fiscal 1999. Therefore, unless a funding source is identified and appropriate funding agreements reached, of which there can be no assurance, it is unlikely that the Company will be able to meet any of its funding commitments for the projects now under way in the UAE, except, in management's opinion, the funding needs for the City Mix Project. However, it is uncertain as to what effect a default in any of its funding commitments in the UAE will have. It is possible that the Company's sponsor will terminate his sponsorship and support of the Company, in which event the Company will no longer be able to conduct any operations in the UAE and may suffer a loss of all funds invested in those project to date. In such an event, it is highly unlikely that the Company will able to re-establish any commercial operations within the forseeable future.

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

VII. FORWARD LOOKING STATEMENTS.

Certain statements made in this report on Form 10-KSB as "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set in the forward looking statements. Certain factors that might cause such a difference might include: the securing of additional or the renewal of existing construction contracts, the growth of the market for the Company's services and products, the effect of European economic unification upon the Company's ability to secure additional business, the ability of the Company to secure significant additional financing to meet the Company's actual and projected financing obligations of various projects it has entered into in the UAE.

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

Consolidated Statement of Financial Condition                   F-2

Consolidated Statement of Operations                            F-3

Consolidated Statements of Cash Flows                           F-4

Statement of Changes in Stockholders' Equity                    F-5

Notes to Financial Statements                                   F-6 - F-9


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

DONAHUE ASSOCIATES, INC.
CERTIFIED PUBLIC ACCOUNTANTS
    354 Main Street, Chatham, N.J.   07928
    Phone (973)635-2111 Fax: (973)635-0992


                           INDEPENDENT AUDITORS REPORT

The Shareholders,
American Corporate Investors, Inc.

We have audited the accompanying balance sheet of American Corporate Investors, Inc. as of December 31, 1998 and as of December 31, 1997 and the related statements of income and change in owners' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Corporate Investors, Inc. as of December 31, 1998 and as of December 31, 1997 and the results of operations and cash flows for the fiscal year then ended in conformity with generally accepted accounting principles consistently applied.

Chatham, New Jersey
April 21, 1999

                        AMERCIAN CORPORATE INVESTORS INC.
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION




                                                         December 31,       December 31,
                                                            1998                1997

ASSETS
Current assets:
     Cash in banks                                      $    5,681          $  252,379
     Trade accounts receivable                             556,972           1,431,575
     Inventories (Note 2)                                  250,175             364,556
     Other accounts receivable                              89,423             423,221
Total current assets                                       902,251           2,471,731

Other assets:
     Due from affiliates (Note 3)                          671,140           1,006,003
     Taxes refunds receivable                              280,466             187,146
     Other assets (Note 2)                                 164,874             183,005
     Note receivable (Note 4)                            2,000,000             409,000
     Property, plant, and equipment
       (net of accumulated depreciation)                 5,439,647           1,583,911
     Goodwill (net of accumulated amortization)            242,306             258,195
Total assets                                            $9,700,684          $6,098,991

LIABILITIES & OWNERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                   1,385,609           2,938,773
      Deferred sales                                             0             723,527
      Other liabilities                                    336,704             745,091
Total current liabilities                                1,722,313           4,407,391

Long term liabilities:
      Equipment loans payable                            1,175,130             347,931
      Pensions and benefits payable                        385,845             135,500
Total liabilities                                        3,283,288           4,890,822

Common stock, par value
$.0001 per share, 300,000,000
 authorized, 5,643,017 issued
and outstanding                                                564                 372
Contributed capital in excess
of par value                                            12,396,495           6,126,970
Cumulative translation
adjustment (Note 2)                                         42,852             112,299
Accumulated deficit                                     (6,022,515)         (5,031,472)
Total liabilities & owners' equity                      $9,700,684          $6,098,991

PLEASE SEE THE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                        AMERICAN CORPORATE INVESTORS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                      December 31,       December 31,
                                                         1998                1997
    Revenues:
        Gross sales                                   $1,240,645         $1,121,619
        Less cost of goods sold                         (428,993)          (635,559)

                Net profit on sales                      811,652            486,060

    Operating expenses:
            Salaries and overhead                        446,705          2,033,249
            General administration                       618,858            650,859
            Sponsorship fees                             149,774             52,078
            Depreciation & amortization                  163,990            170,599
  Total operating expenses                             1,379,327          2,906,785

Net income (loss) before other
revenues & expenses                                     (567,675)        (2,420,725)

Other revenues & expenses:
            Interest income                               93,869            166,654
            Gain on fixed assets sold                      5,162              8,885
            Other income                                  63,621                  0
            Bad debt expense (Note 6)                   (445,660)          (239,582)
            Interest expense                            (130,006)          (139,804)
Net income (loss) before provision for income taxes     (980,689)        (2,624,572)

    Provision for income taxes                           (10,354)                 0
    Net income (loss)                                  ($991,044)       ($2,624,572)

    Earnings per share:
         Basic                                             ($.18)             ($.58)
         Diluted                                           ($.18)             ($.58)

    Weighted average of common shares:
         Basic                                         5,564,209          4,562,699
         Diluted                                       5,564,209          4,562,699


PLEASE SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                        AMERICAN CORPORATE INVESTORS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDING DECEMBER 31, 1998

Cash flows from operating activities:

        Net income (loss)                                                ($991,044)
        Adjustments to reconcile net loss to cash
          provided by operating activities;  add back
          depreciation & amortization                                      163,990
               Net cash provided (used) by operating activities           (827,054)

Cash flows from other operating activities:
        Decrease in trade accounts receivable                              874,603
        Decrease in other accounts receivable                              333,798
        Decrease in ending inventories                                     114,381
        Decrease in receivables from affiliates                            334,863
        Increase in taxes refunds receivable                               (93,320)
        Decrease in other assets                                            18,131
        Decrease in accounts payable                                    (1,553,164)
        Increase in notes receivable                                    (1,591,000)
        Decrease in deferred sales revenue                                (723,527)
        Decrease in other liabilities                                     (408,387)
        Increase in equipment loans payable                                827,199
        Increase in pensions and benefits payable                          250,345

        Net cash provided (used) by other operating activities          (2,443,132)

Cash flows from financing activities:
        Issuance of common stock (Note 1)                                   92,500
        Sale of common stock warrants                                      510,000
        Shareholders' loans converted to common stock (Note 1)           5,667,217
        Sale of vehicle                                                     18,616
        Purchase of plant & equipment (Note 6)                          (3,968,465)
        Capitalized costs on equipment purchase                            (51,764)
        Purchase of office equipment                                        (2,223)
        Change in cumulative translation adjustment (Note 2)               (69,447)

        Net cash provided (used) by financing activities                 2,196,434
Increase (decrease) in cash during 1998                                   (246,698)

Cash balance at December 31, 1997                                          252,379
Cash balance at December 31, 1998                                           $5,681



PLEASE SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                        AMERICAN CORPORATE INVESTORS INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDING DECEMBER 31, 1998


                             COMMON        PAID IN       CUMULATIVE    RETAINED       TOTAL
                              STOCK        CAPITAL        ADJUSTMENT   DEFICIT        CAPITAL
Balances at
December 31, 1997             $372      $6,126,970        $  112,299  ($5,031,472)   $1,208,169

Common stock
warrants sold                              510,000                                      510,000

Shareholders loans
conversion                     188       5,667,029                                    5,667,217

Issuance of common stock         4          92,496                                       92,500

Change in translation
adjustment                                 (69,447)                                     (69,447)

Net income (loss)                         (991,044)                                    (991,044)

Balance at
December 31, 1998             $564     $12,396,495           $42,852  ($6,022,516)   $6,417,395


               PLEASE SEE THE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1- GENERAL DESCRIPTION AND NATURE OF BUSINESS

                            OUTSTANDING COMMON STOCK

American Corporate Investors, Inc. (the Company) is a Delaware corporation organized on December 30, 1986 for the purpose of engaging in and acquiring profitable business opportunities in the United States and overseas. On June 10, 1996, the Company effected a 1-for-10 reverse split of its issued common stock reducing its outstanding common shares from 16,670,000 to 166,700. Simultaneously, the Company acquired 100% of the outstanding shares of Ramoil Management Company, Inc.(RMC) in exchange for 3,135,000 newly issued shares of the Company's stock.

Simultaneous to this transaction, the Company issued common stock warrants where each warrant entitled the holder to purchase one share of common stock. A total of 800,000 warrants were issued with an exercise price of $2.50 and 450,000 warrants were issued with an exercise price of $5.00. The warrants expired in July 1998. During the exercise period of the warrants, 450,000 of the $2.50 warrants had been exercised.

In September 1998, the two majority shareholders of the Company elected to convert outstanding loans to RMC amounting to $5,667,217 into 1,889,771 shares of common stock. In addition, 37,000 shares were issued, as a result of warrants exercised at $2.50 prior to the warrants expiration date, which increased owners' equity by $92,500.

As a result of the above transactions, the Company's has 5,643,017 issued and outstanding shares at December 31, 1998.

COMPANY HOLDINGS

Ramoil Management Company, (RMC) was incorporated in 1992 in Boca Raton, Florida and is in the business of providing consulting and managerial services to its subsidiary companies, Ramoil Engineering S.P.A.(RME) and City Mix Concrete Inc.
(CMIX) and, until December 31, 1997, to its affiliate, Ramoil Holdings, Inc.
(RMH). In late 1996, RMC opened a branch office in Abu Dhabi, United Arab Emirates (UAE) in order to manage the various projects that RMC was engaged in.

Ramoil Engineering S.P.A. (RME) was established in 1993 under Italian law and provides construction supplies and services. Its principal line of business consists of the manufacture and sale of commercial furniture and aluminum frames for windows, doors, and other uses. RME is also involved in providing engineering services for various construction projects in Italy.

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                    CONTINUED

City Mix Concrete, (CMIX) was established in 1998 in Abu Dhabi, United Arab Emirates and will process and sell concrete to various building projects in the UAE. Although not yet active, the plant project is under construction and management expects the plant to be on line in mid 1999. CMIX is owned by RMC through a consulting agreement with its majority shareholder, Rodoljub Radulovic.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements included the accounts of RMC, RME, and CMIX. All intercompany accounts and intercompany sales and purchases have been eliminated in these consolidated financial statements.

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

INVENTORIES

Inventories are stated at lower of cost or market. Cost is determined by using the first-in, first-out method ("FIFO") or by the specific identification method where feasible. As of December 31, 1998, inventory detailed as follows:

               Work in process                          $72,332
               Finished goods                           177,843
                                                        -------
               Ending inventory                        $250,175

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                    CONTINUED

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation and amortization are calculated on the straight-line method based upon the following estimated useful lives:


               Buildings and Plant                        33 years
               Leasehold improvements                     Lease term
               Machinery and equipment                    7-9 years
               Furniture and fixtures                     5-8 years
               Office equipment                           3-5 years
               Vehicles                                   4-5 years

At December 31, 1998, the property, plant, and equipment account details as follows:


               Buildings and Plant                         $2,555,985
               Leasehold improvements                         438,152
               Machinery and equipment                      3,105,742
               Furniture and fixtures                         331,127
               Office equipment                                58,043
               Vehicles                                       164,725
               Accumulated depreciation                      (985,963)
                                                             ---------

               Total property, plant, and equipment        $5,439,647

Goodwill is the excess of funds paid over cost by RME to purchase Artifex Inc in 1995. The goodwill account is being amortized over a forty-year period on a straight-line basis.

OTHER ASSETS

OTHER ASSETS INCLUDE PREPAID RENT AND SPONSORSHIP FEES IN THE COMPANY'S ABU DHABI BRANCH.

INCOME TAXES

The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the Company to compute deferred income taxes based upon the difference between the financial statement and tax bases of the assets and liabilities using the tax rates in effect for the year in which the differences are expected to reverse.

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                    CONTINUED

FOREIGN CURRENCY TRANSLATION

The financial statements of RME are prepared in Italian lire and the financial statements of CMIX are prepared in Arabian dirhams. Assets and liabilities are converted at the exchange rate in effect as of the balance sheet date. Income and expense items are translated at the average rate in effect over the time period reported. The capital accounts of RME and CMIX are translated at the rate prevailing at inception. The resulting differences caused by these translation adjustments have been accumulated in a separate component of stockholders equity called the "cumulative translation adjustment". The $69,447 decrease in the cumulative translation adjustment for fiscal 1998 is due mainly to the drop in the Italian lire rate from 1,758 per dollar at December 31, 1997 to 1,652 per dollar at December 31, 1998.

NOTE 3- RELATED PARTY TRANSACTIONS

The Company had provided management services to Ramoil Holding Co. LTD (RHC); a company affiliated through common ownership by the Company's majority shareholder. Under the terms of the management agreement, the Company received a minimum annual fee of $1,000,000 with additional amounts due based on other services. The Company has accounted for these fees as "Due from Affiliates". Funds that were subsequently remitted by the majority shareholder directly to the Company or to third parties on behalf of the Company were then netted against this receivable balance.

During fiscal 1998, management has decided to cancel this consulting agreement for fiscal 1997 and 1998. The majority shareholder has agreed to a formal payment plan where the balance of this account will be received over a three-year period with interest compounded monthly at the floating prime rate.

As of December 31, 1998, RHC had an outstanding receivable balance owed to the Company of $671,140. The Company has imputed interest on this balance during fiscal 1998 based in the amount of $83,658.

NOTE 4- COMMITMENTS

The Company leases its office facilities in Boca Raton, Florida under a five-year lease agreement, which commenced in August 1997. Future annual commitments are as follows:


                      1998                         $13,201
                      1999                         $47,111
                      2000                         $24,223

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                    CONTINUED

The rent on the office facilities in the Abu Dhabi Emirate is prepaid on an annual basis and is paid for through September 1999 and is recorded as a prepaid expense in these consolidated financial statements.

In addition, RMC had entered into an agreement to provide financing for the construction of 83 apartment and villa units in Al Ain City, Abu Dhabi, United Emirates with the licensed owner of the land being developed. Under the terms of the agreement, RMC was obligated to finance the total construction costs of the project, including licensing fees, while in return receiving a mortgage on the property developed. The contracted cost of the project is $11,475,410. The Company has provided $2,000,000 in funding for this project through December 31, 1998. The agreement provides for a five-percent penalty payment of the full contract value by the Company to the owner of the land in the event of non-performance.

On April 20, 1999, the parties mutually agreed to cancel this financing agreement whereby the Company is relieved of its financing obligation and has received an unsecured promissory note for $2,000,000 payable at 12/31/2001 from the owner of the land being developed.

NOTE 5- CONTINGENCIES

Substantially all the operations of the Company are conducted in Italy and the United Arab Emirates. Such operations are affected by the domestic and political developments occurring there. The degree of theses occurrences and their overall affect on the Company cannot be predicted but could be material in nature.

In addition, all business activity of a foreign corporation in Abu Dhabi requires the corporation to be sponsored by an Abu Dhabi national. As of December 31, 1998, the Company's sponsorship agreements in effect will expire in late 1999 and early 2000. Normally, the sponsorship agreement provides for an annual fee to be prepaid to the sponsor and for the sponsor to share in the proceeds of a completed project on a percentage basis. The agreements are cancelable, at will, by the sponsor. Cancellation of the sponsorship agreements could have a material adverse affect on the Company's ability to operate as a going concern in the United Arab Emirates.

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                    CONTINUED

NOTE 6- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Certain statements made in this report on form 10Q are "forward looking' statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set in the forward-looking statements. Certain factors that might cause such a difference might include the following: the securing of additional or the renewal of existing construction contracts, the growth of the market for the Company's services, the effects of the European economic unification upon the Company's ability to secure additional business, the ability of the Company to secure significant additional financing to meet the Company's financing obligations of various real estate and construction projects the Company has entered into in the UAE.

NOTE 7- LEGAL MATTERS

In May 1996, legal actions were filed against the Company and its principal stockholder. A Russian entity has alleged that it is owed $12 million from a former affiliated entity's failure to comply with the terms of an oil-trading contract. The Company has vigorously defended itself against this action and it is management's position that the eventual disposition of this matter will not have a material adverse affect on the Company's financial position.

Accordingly, no provision for any loss as a result from the resolution of this matter has been made.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) AND (B)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

The following identification of officers and directors, including biographies, set forth the present officers and directors:


NAME                  AGE           POSITIONS HELD
----                  ---           --------------
Radulojub Radulovic    50           Chief Executive Officer, Chief Financial Officer,
                                    Secretary and Chairman of the Board of Directors

Aleksandr Taflevich    54           President and a Director

Zarko Radulovic        46           Vice President and a Director

William Brown          59           Director


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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information relating to remuneration received by officers and directors as of June 30, 1997, the end of the Company's most recent fiscal year:



NAME AND PRINCIPAL   ANNUAL COMP.(1)     LONG TERM COMPENSATION
POSITION             YEAR SALARY         BONUS RESTRICTED STOCK      ALL OTHER
                                                AWARDS               COMPENSATION     .
----------------------------------------------------------------------------------------
Rodoljub Radulovic    1998   $     -0-                                  $15,000(2)
Secretary, CEO,
CFO & Director        1997   $     -0-                                  $15,000(2)

Aleksandr Taflevich   1998   $     -0-
President & Director  1997   $     -0-
-----------------------------------------------------------------------------------------

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

None other than stated in (b) below.







(B) SECURITY OWNERSHIP OF MANAGEMENT.


NAME                                RELATIONSHIP                 NUMBER OF SHARES         PERCENTAGE
-----------------------------------------------------------------------------------------------------
Radoljub Radulovic                  CEO, CFO, Secretary
                                    And Director                 2,824,115(1)(2)             49.1%

Aleksandr Taflevich(2)              President and Director       2,402,284(3)(4)             41.8%


OFFICERS & DIRECTORS AS
A GROUP (4 PERSONS)                                              5,226,399                   90.9%
-----------------------------------------------------------------------------------------------------

(1) Based upon a total of 5,749,098 shares of Common Stock issued and outstanding as of the date of this Report. However, at December 31, 1998 the Registrant only had a total of 3,715,299 shares issued and outstanding. The Shares issued in cancellation of loans due to Mr. Radulovic, Trinal Corp. and Crystal Ball, Inc. were issued following December 31, 1998.

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


                                    AMERICAN CORPORATE INVESTORS, INC.

DATE: MAY  17, 1999                 BY:  /S/ALEKSANDR TAFLEVICH
                                         --------------------------------------
                                             ALEKSANDR TAFLEVICH, PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: May 17, 1999
Rodoljub Radulovich, Secretary        /s/Rodoljub Radulovic
Chief Executive Officer            --------------------------------------------
Chief Financial Officer & Director

Dated: May 17, 1999
Aleksandr Taflevich,                  /s/ Aleksandr Taflevich
President and Director             --------------------------------------------

Dated: May 17, 1999
Zarko Radulovich                      /s/Zarko Radulovic
Vice President, Director           --------------------------------------------


Dated: May 17, 1999
William Brown, Director               /s/William Brown
                                   --------------------------------------------