Form 10QSB
period 1999-03-31
AMERICAN CORPORATE INVESTORS INC
filed 1999-06-11
CIK 811780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                       COMMISSION FILE NUMBER: 33-1507-NY

                        AMERICAN CORPORATE INVESTORS, INC.
                 (Name Of Small Business Issuer In Its Charter)



                 Delaware                                    13-3437739
(State Or Other Jurisdiction Of Incorporation         (IRS Employer Ident. No.)
            or Organization)

2424 North Federal Highway, Suite 350, Boca Raton, FL            33431
(Address Of Principal Executive Offices)                       (Zip Code)

Issuer's Telephone Number: (561) 338-5611



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of June 1, 1999, there were outstanding 5,643,017 shares of Common Stock.

                                      INDEX

PART I.  FINANCIAL INFORMATION


  Item 1.  Condensed consolidated financial statements:

            Balance sheet as of March 31, 1999 and
             December 31, 1999                                                 3

            Consolidated Statement of Operations for the three
             months ended March 31, 1999 and 1998                              4

            Consolidated Statement of cash flows for the three months
             ended March 31, 1999 and 1998                                     5

            Notes to consolidated condensed financial statements               6


  Item 2.  Management's discussion and analysis of financial
            Condition                                                         12

PART II.  OTHER INFORMATION

Signatures                                                                    16


                        AMERCIAN CORPORATE INVESTORS INC.
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                     March  31,             December 31,
                                                        1999                    1998
                                                    ------------------------------------
ASSETS                                                                       (AUDITED)

Current assets:
     Cash in banks                                  $    66,160             $     5,681
     Trade accounts receivable                          663,745                 556,972
     Inventories                                        257,118                 250,175
     Other accounts receivable                                0                  89,423

        Total current assets                            987,023                 902,251

Other assets:
     Due from affiliates (Note 3)                       798,965                 671,140
     Taxes refunds receivable                           196,622                 280,466
     Other assets (Note 2)                              124,970                 164,874
     Note receivable (Note 4)                         2,000,000               2,000,000

     Property, plant, and equipment
       (net of accumulated depreciation)              6,381,707               5,439,647
     Goodwill (net of accumulated amortization)         222,753                 242,306

        Total assets                                $10,712,040             $ 9,700,684

LIABILITIES & OWNERS' EQUITY

Current liabilities
      Accounts payable                                1,474,824               1,385,609
      Deferred sales                                          0                       0
      Other liabilities                                 301,336                 336,704

        Total current liabilities                     1,776,160               1,722,313

Long term liabilities:
      Equipment loans and notes payable               2,333,102               1,175,130
      Pensions and benefits payable                     369,605                 385,845

        Total liabilities                             4,478,867               3,283,288

Common stock, par value $.0001 per share,
 300,000,000 authorized, 5,643,017 issued and
 outstanding                                                564                     564
Contributed capital in excess of par value           12,396,495              12,396,495

Cumulative translation adjustment (Note 2)              (18,985)                 42,852
Accumulated deficit                                  (6,144,901)             (6,022,515)

        Total liabilities & owners' equity          $10,712,040             $ 9,700,684


PLEASE SEE THE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                        AMERICAN CORPORATE INVESTORS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                     March 31,              March 31,
                                                                       1999                   1998

Revenues:

        Gross sales                                                $   444,723             $   255,733
        Less cost of goods sold                                       (225,211)               (151,572)

                Net profit on sales                                    219,512                 104,161

    Operating expenses:

            Salaries and overhead                                      168,451                 227,611
            General administration                                      95,799                  91,533
            Depreciation & amortization                                 38,102                  31,192

                 Total operating expenses                              302,352                 350,366

    Net income (loss) before other revenues & expenses                 (82,840)               (246,205)

    Other revenues & expenses:

            Interest income                                             11,878                       0
            Gain on fixed assets sold                                        0                   3,052
            Interest expense                                           (51,424)                 (9,679)

    Net income (loss) before provision for income taxes               (122,386)               (252,832)

    Provision for income taxes
                                                                             0                       0
    Net income (loss)                                                ($122,386)              ($252,832)

    Earnings per share:

        Basic                                                            ($.02)                  ($.06)
        Diluted                                                          ($.02)                  ($.06)

    Weighted average of common shares:

         Basic                                                       5,643,017               4,652,699
         Diluted                                                     5,643,017               4,562,699


PLEASE SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                        AMERICAN CORPORATE INVESTORS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDING MARCH 31, 1999
                                   (UNAUDITED)

Cash flows from operating activities:

        Net income (loss)                                                        ($122,386)
        Adjustments to reconcile net loss to cash
          provided by operating activities;  add back
          depreciation & amortization                                               38,102

               Net cash provided (used) by operating activities
                                                                                   (84,284)
Cash flows from other operating activities:

        Increase in trade accounts receivable                                     (106,773)
        Decrease in other accounts receivable                                       89,423
        Increase in ending inventories                                              (6,943)
        Increase in receivables from affiliates                                   (127,825)
        Decrease in taxes refunds receivable                                        83,844
        Decrease in other assets                                                    39,904
        Increase in accounts payable                                                89,216
        Decrease in other liabilities                                              (35,368)
        Increase in equipment loans & notes payable                              1,157,972
        Decrease in pensions and benefits payable                                  (16,241)

               Net cash provided (used) by other operating activities
                                                                                 1,082,925
Cash flows from financing activities:

        Purchase of City Mix equipment                                            (565,200)
        Capitalized engineering costs of Ramoil Towers project                    (395,410)
        Change in cumulative translation adjustment (Note 2)                       (61,837)

               Net cash provided (used) by financing activities                 (1,022,447)

Increase (decrease) in cash during 1999                                             60,478

Cash balance at December 31, 1998                                                    5,681

Cash balance at March 31, 1999                                                     $66,159


PLEASE SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1- GENERAL DESCRIPTION AND NATURE OF BUSINESS

GENERAL

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1999 is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1998 included in its Annual Report filed on Form 10-K.

OUTSTANDING COMMON STOCK

American Corporate Investors, Inc. (the Company) is a Delaware corporation organized on December 30, 1986 for the purpose of engaging in and acquiring profitable business opportunities in the United States and overseas. On June 10, 1996, the Company effected a 1-for-10 reverse split of its issued common stock reducing its outstanding common shares from 16,670,000 to 166,700 and acquired 100% of the outstanding shares of Ramoil Management Company, Inc. (RMC) in exchange for 3,135,000 newly issued post-split shares of the Company's stock.

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

In September 1998, the two majority shareholders of the Company elected to convert outstanding loans to RMC amounting to $5,667,217 into 1,889,771 shares of common stock. In addition, 37,000 shares were issued, as a result of warrants exercised at $2.50 prior to the warrants expiration date.

As a result of the above, the Company's has 5,643,017 issued and outstanding shares at March 31, 1999.

COMPANY HOLDINGS

Ramoil Management Company, (RMC) was incorporated in 1992 in Boca Raton, Florida and is in the business of providing consulting and managerial services to its subsidiary companies,

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 1999

Ramoil Engineering S.P.A. (RME) and City Mix Concrete Inc. (CMIX) and, until December 31, 1997, to its affiliate, Ramoil Holdings, Inc. (RMH). In late 1996, RMC opened a branch office in Abu Dhabi, United Arab Emirates (UAE) in order to manage the various projects that RMC was engaged in.

Ramoil Engineering S.P.A. (RME) was established in 1993 under Italian law and provides construction supplies and services. Its principal line of business consists of the manufacture and sale of commercial furniture and aluminum frames for windows, doors, and other uses. RME is also involved in providing engineering services for various construction projects in Italy.

City Mix Concrete, (CMIX) was established in 1998 in Abu Dhabi, United Arab Emirates and will process and sell concrete to various building projects in the UAE. Although not yet active, the plant project is under construction and management expects the plant to be on line in November 1999. CMIX is owned by RMC through a consulting agreement with its majority shareholder, Rodoljub Radulovic.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements included the accounts of RMC, RME, and CMIX. All inter-company accounts and inter-company sales and purchases have been eliminated in these consolidated financial statements.

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

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 1999

INVENTORIES

Inventories are stated at lower of cost or market. Cost is determined by using the first-in, first-out method ("FIFO") or by the specific identification method where feasible. As of March 31, 1999, inventory detailed as follows:



               Work in process                                 $40,099
               Finished goods                                  217,019
                                                               -------
               Ending inventory                               $257,118


PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation and amortization are calculated on the straight-line method based upon the following estimated useful lives:



               Buildings and Plant                        33 years
               Leasehold improvements                     Lease term
               Machinery and equipment                    7-9 years
               Furniture and fixtures                     5-8 years
               Office equipment                           3-5 years
               Vehicles                                   4-5 years


At March 31, 1999, the property, plant, and equipment account details as follows:



               Buildings and Plant                            $2,829,209
               Leasehold improvements                            438,152
               Machinery and equipment                         3,168,172
               Furniture and fixtures                            331,127
               Office equipment                                   58,043
               Vehicles                                          164,725
               Towers project                                    395,410
               Accumulated depreciation                       (1,003,131)
                                                             -----------

               Total property, plant, and equipment           $6,381,707


Goodwill is the excess of funds paid over cost by RME to purchase Artifex Inc in 1995. The goodwill account is being amortized over a forty-year period on a straight-line basis.

OTHER ASSETS

Other assets include prepaid rent and sponsorship fees in the Company's Abu Dhabi branch.

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 1999

INCOME TAXES

The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the Company to compute deferred income taxes based upon the difference between the financial statement and tax bases of the assets and liabilities using the tax rates in effect for the year in which the differences are expected to reverse.

FOREIGN CURRENCY TRANSLATION

The financial statements of RME are prepared in Italian lire and the financial statements of CMIX are prepared in Arabian dirhams. Assets and liabilities are converted at the exchange rate in effect as of the balance sheet date. Income and expense items are translated at the average rate in effect over the time period reported. The capital accounts of RME and CMIX are translated at the rate prevailing at inception. The resulting differences caused by these translation adjustments have been accumulated in a separate component of stockholders equity called the "cumulative translation adjustment". The $61,837 decrease in the cumulative translation adjustment for fiscal 1998 is due mainly to the change in the Italian lire rate from 1,652 per dollar at December 31, 1998 to 1,797 per dollar at March 31, 1999.

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

During fiscal 1998, management had decided to cancel this consulting agreement for fiscal 1997 and 1998. The majority shareholder has agreed to a formal payment plan where the balance of this account will be received over a three-year period with interest compounded monthly at the floating prime rate.

As of March 31, 1999, RHC had an outstanding receivable balance owed to the Company of $798,965. The Company has imputed interest on this balance during the first quarter of 1999 in the amount of $11,878.

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 6- LEGAL MATTERS

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL - FORWARD LOOKING STATEMENTS.

Certain statements made in this report on form 10Q are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set in the forward-looking statements. Certain factors that might cause such a difference might include the following: the securing of additional or the renewal of existing construction contracts, the growth of the market for the Company's services, the effects of the European economic unification upon the Company's ability to secure additional business, the ability of the Company to secure significant additional financing to meet the Company's financing obligations of various real estate and construction projects the Company has entered into in the UAE.

RESULTS OF OPERATIONS.

Revenues for the first quarter of 1999 were higher than the comparable period for 1998 ($444,723 as compared to $255,733) by 73%. Revenues consist mostly of engineering services performed by Ramoil Engineering S.p.a. (RME), Registrant's wholly owned subsidiary. Corresponding costs of revenues also increased by approximately 48% over the first quarter of fiscal 1998 and gross profit percentage for the first quarter of 1999 climbed to 49% compared with 41% for the similar period in 1998. The increase in gross margins is due primarily to revenues in the first quarter being generated mostly by engineering services as opposed to sales of construction goods where gross margins are lower. The increase in total revenues during this period is due to increased sales of both engineering services and construction goods rather than to increases in prices.

Total operating expenses of $302,352 during the first quarter of fiscal 1999 were 14% lower than for the comparable period in 1998. This is primarily due to a number of significant cuts in staff and overhead costs made by RME according to its restructuring plan implemented in 1997. Most significantly, RME cut its workforce from 42 employees to 12 employees during fiscal years 1997 and 1998. The resultant savings associated with this work force cut has served to significantly reduce the Company's overall overhead costs. In addition, RME management plan has called for emphasizing engineering services as opposed to manufacturing of finished goods. This has resulted in lower overhead costs and an increased flexibility of operation.

As previously reported, the Company opened a branch office in Abu Dhabi, United Arab Emirates in order to conduct business and explore new markets in the region. In early 1997 Registrant entered into a sponsorship agreement with Sheikh Hazza Bin Zayed Al-Nahyan, Chairman of National Security for the UAE and Chairman of Saadiyat Free Zone. Under its terms, the sponsor provides consulting and mediation services in the emerging markets of Abu

Dhabi. The salaries and overhead of the branch office are funded by the Company on a monthly basis. The total cost of the Abu Dhabi branch office was $133,331 for the quarter ended March 31, 1999. The cost of this branch office was significantly lower than the first quarter of 1998 as the firm was still in the developmental stage in the prior period. The office consists of two engineers and support staff. Management feels that the development of the Abu Dhabi branch office is complete and does not foresee any significant cost increase from the current levels.

During the first quarter of fiscal 1999, the Company received non interest bearing advances from two investors in the amount of $1,399,395 that were used to fund further construction of the City Mix plant. This amount has been recorded in the financial statements as "Equipment loans & notes payable."

DISCUSSION OF FINANCIAL CONDITION

On a consolidated basis, as of March 31, 1999 the Company had total assets of $10,712,040, as compared with $9,700,684 at December 31, 1999, with total liabilities of $4,478,867, compared to $3,283,288 for December 31, 1998. Of the Company's assets at March 31, 1999, cash and cash equivalent accounted for $66,160 and $663,745 represents trade accounts receivable (compared to $5,681 and $556,972 respectively at December 31, 1998). The increase in the Company's current assets at March 31, 1999 was principally due to the increases in cash, trade accounts receivable and a minor increase in inventory . However, the overall increase in total assets resulted, for the most part, from a significant increase in property, plant and equipment attributable to City Mix project, and an increase in amount due from affiliates.

At March 31, 1999, the Company reflected a small increase in current liabilities, attributable primarily to increases in accounts payable, as compared to December 31, 1999. Further, long term liabilities also increases due principally to increases in equipment loans and notes payable.

At March 31, 1999, the Company's total stockholders' equity decreased slightly to $12,466,346, as compared to $12,834,792 at December 31, 1998, due to the Company's continued operating losses, which dropped to $122,386 in the first quarter of fiscal 1999 compared to $252,832 in the same period last year. This resulted in the Company's accumulated deficit increasing to $6,144,901 as compared to $6,022,515 at the end of 1998. The principal source of funds for the Company's operations have been, and continue to be, revenues earned by Engineering and the continued financial support of the Company's major shareholder, both of which factors are essential to the Company ability to continue operations.

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

  The Company also is in the process of contacting its significant suppliers, financial institutions and major customers to determine the extent to which the Company may be vulnerable to any third parties' failure to remediate their own Year 2000 issues. The financial impact to the Company of bringing its equipment and systems into Year 2000 compliance is not anticipated to be material to its financial position or results of operations.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

               None during this period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 7, 1999

AMERICAN CORPORATE INVESTORS, INC.

BY: /s/Aleksandr Taflevich
     President