Form 10QSB
period 1999-06-30
AMERICAN CORPORATE INVESTORS INC
filed 1999-08-23
CIK 811780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                  ACT OF 1934

                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
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




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___



Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of August 10, 1999, there were outstanding 5,749,098 shares of Common Stock.

                                      INDEX


PART I.  FINANCIAL INFORMATION


  Item 1.  Condensed consolidated financial statements:

   Balance sheet as of June 30, 1999 and
    December 31, 1998                                                   3

   Consolidated Statement of Operations for the six
    months ended June 30, 1999 and 1998                                 4

   Consolidated Statement of cash flows for the six months
    ended March 31, 1999 and 1998                                       5

   Notes to consolidated condensed financial statements                 6


  Item 2.  Management's discussion and analysis of financial
            Condition                                                   11

PART II.  OTHER INFORMATION

Signatures                                                              19


                        AMERCIAN CORPORATE INVESTORS INC.
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                                                            June 30,      December 31,
                                                             1999             1998
ASSETS
Current assets:
     Cash in banks                                      $     47,979    $      5,681
     Trade accounts receivable                             1,654,883         556,972
     Inventories                                             264,845         250,175
     Other accounts receivable                                     0          89,423
         Total current assets                              1,967,707         902,251

Other assets:
    Due from affiliates                                      437,497         671,140
    Taxes refunds receivable                                 232,675         280,466
     Other assets                                            118,728         164,874
     Note receivable (Note 4)                              2,000,000       2,000,000
     Property, plant, and equipment
       (net of accumulated depreciation)                   6,569,787       5,439,647
     Goodwill (net of accumulated amortization)              190,722         242,306

         Total assets                                   $ 11,517,016    $  9,700,684

LIABILITIES & OWNERS' EQUITY
Current liabilities
      Accounts payable                                     2,125,886       1,385,609
      Deferred sales                                               0               0
      Other liabilities                                       48,536         336,704
         Total current liabilities                         2,174,422       1,722,313

Long term liabilities:
      Equipment loans and notes payable                    3,120,328       1,175,130
      Pensions and benefits payable                           14,892         385,845
         Total liabilities                                 5,309,642       3,283,288

Common stock, par value $.0001 per share, 300,000,000
 authorized, 5,643,017 issued and outstanding                    564             564
Contributed capital in excess of par value                12,396,495      12,396,495
Cumulative translation adjustment (Note 2)                   175,883          42,852
Accumulated deficit                                       (6,365,568)     (6,022,515)

         Total liabilities & owners' equity             $ 11,517,016    $  9,700,684


PLEASE SEE THE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                        AMERICAN CORPORATE INVESTORS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                      Quarter          Quarter        Six months       Six months
                                                     June  30,         June 30,        June 30,          June 30,
                                                       1999              1998            1999             1999
Revenues:
Gross sales                                       $   982,574      $   939,873      $ 1,427,297      $ 1,445,606
Less cost of goods sold                              (632,605)        (417,276)        (857,816)        (568,848)

Net profit on sales                                   349,969          522,597          569,481          876,758

Operating expenses:
General administration                                403,360          451,475          667,609          804,322
Depreciation & amortization                            39,984           31,192           78,086           62,384
Total operating expenses                              443,344          482,667          745,695          866,706

Net income (loss) before other
Items:                                                (93,375)          39,930         (176,214)          10,052

Other revenues & expenses:
Interest income                                             0            4,030           11,878            4,303
Loss on fixed assets sold                                   0           (3,052)               0                0
Interest expense                                     (115,413)          (5,408)        (166,837)         (15,087)

  Pretax income (loss)                               (208,788)          35,500         (331,173)          (1,005)

 Provision for income taxes                                 0                0                0                0

 Net income (loss)                                ($  208,788)     $    35,500      ($  331,173)     ($    1,005)

 Earnings per share:

Basic                                                   ($.04)     $       .01            ($.06)      $     0.00
Diluted                                                 ($.04)     $       .01            ($.06)      $     0.00

Weighted average of common shares:

Basic                                               5,643,017        4,652,699        5,643,017        4,562,699
Diluted                                             5,643,017        4,562,699        5,643,017        4,562,699


PLEASE SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                        AMERICAN CORPORATE INVESTORS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDING JUNE 30, 1999

 Cash flows from operating activities:

          Net income (loss)                                                 ($  331,173)
          Adjustments to reconcile net loss to cash
            provided by operating activities;  add back
            depreciation & amortization                                          78,086

                   Net cash provided (used) by operating activities            (253,087)

 Cash flows from other operating activities:

          Increase in trade accounts receivable                              (1,097,911)
          Decrease in other accounts receivable                                  89,423
          Increase in ending inventories                                        (14,670)
          Increase in receivables from affiliates                               233,743
          Decrease in taxes refunds receivable                                   47,791
          Decrease in other assets                                               46,146
          Increase in accounts payable                                          740,277
          Decrease in other liabilities                                        (288,168)
          Increase in equipment loans & notes payable                         1,945,198
          Decrease in pensions and benefits payable                            (370,953)

                   Net cash provided (used) by other operating activities     1,077,789

 Cash flows from financing activities:

          Purchase of City Mix equipment                                       (762,419)
          Capitalized engineering costs of Ramoil Towers project               (406,104)
          Change in cumulative translation adjustment                           133,031

                   Net cash provided (used) by financing activities          (1,035,492)


 Increase (decrease) in cash during 1999                                         42,297

 Cash balance at December 31, 1998                                                5,681

 Cash balance at June 30,1999                                               $    47,978


PLEASE SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 1- GENERAL DESCRIPTION AND NATURE OF BUSINESS

OUTSTANDING COMMON STOCK

American Corporate Investors, Inc. (the Company) is a Delaware corporation organized on December 30, 1986 for the purpose of engaging in and acquiring profitable business opportunities in the United States and overseas. On June 10, 1996, the Company effected a 1-for-10 reverse split of its issued common stock reducing its outstanding common shares from 16,670,000 to 166,700. Simultaneously, the Company acquired 100% of the outstanding shares of Ramoil Management Company, Inc. (RMC) in exchange for 3,135,000 newly issued shares of the Company's stock.

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

As a result of the above transactions, the Company has 5,749,098 issued and outstanding shares at June 30, 1999.

COMPANY HOLDINGS

Ramoil Management Company, (RMC) was incorporated in 1992 in Boca Raton, Florida and is in the business of providing consulting and managerial services to its subsidiary companies, Ramoil Engineering S.P.A. (RME) and City Mix Concrete Inc.
(CMIX) and, until December 31, 1997, to its affiliate, Ramoil Holdings, Inc.
(RMH). In late 1996, RMC opened a branch office in Abu Dhabi, United Arab Emirates (UAE) in order to manage the various projects that RMC was engaged in.

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

INVENTORIES

Inventories are stated at lower of cost or market. Cost is determined by using the first-in, first-out method ("FIFO") or by the specific identification method where feasible. As of March 31, 1999, inventory detailed as follows:


                  Work in process                               $ 80,112
                  Finished goods                                 184,733
                                                                --------
                  Ending inventory                              $264,845

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation and amortization are calculated on the straight-line method based upon the following estimated useful lives:

                   Buildings and Plant       33 years
                   Leasehold improvements    Lease term
                   Machinery and equipment   7-9 years
                   Furniture and fixtures    5-8 years
                   Office equipment          3-5 years
                   Vehicles                  4-5 years

At June 30, 1999, the property, plant, and equipment account details as follows:

                   Buildings and Plant                   $ 3,004,881
                   Leasehold improvements                    438,152
                   Machinery and equipment                 3,168,172
                   Furniture and fixtures                    331,127
                   Office equipment                           58,043
                   Vehicles                                  206,323
                   Towers project                            406,104
                   Accumulated depreciation               (1,043,015)
                                                         -----------
                   Total property, plant, and equipment   $ 6,569,787


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

During fiscal 1998, management had decided to cancel this consulting agreement for fiscal 1997 and 1998. The majority shareholder has agreed to a formal payment plan where the balance of this account will be received over a three-year period with interest compounded monthly at the floating prime rate. As of June 30, 1999, RHC had an outstanding receivable balance owed to the Company of $437,397.

NOTE 4- COMMITMENTS

The Company leases its office facilities in Boca Raton, Florida under a five-year lease agreement, which commenced in August 1997. Future annual commitments are as follows:

               1999                               $222,000
               2000                               $296,000

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

NOTE 6 - LEGAL MATTERS

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

RESULTS OF OPERATIONS

Revenues for the first half of fiscal 1999 were slightly higher than the comparable period for 1998 ($982,574 as compared to $939,873), or an increase of slightly more than 4.5%. Revenues consist of a mix of engineering services performed by, and the sale of construction goods by, Ramoil Engineering S.p.a.
(RME), Registrant's wholly owned Italian subsidiary. Corresponding costs of revenues increased more significantly ($632,605 in the first half of fiscal 1999, as compared to only $417,276 in 1998) by almost 52%, with gross profits also dropping to $349,969 in fiscal 1999 from $522,597 in the prior year, a drop of 33%. Expressed as a percentage of gross revenues, gross profits dropped to just under 36% in the first half of fiscal 1999, compared to just under 56% in the same period last year. The decrease in gross margins is due primarily to the elimination of management fees that had, in prior years, been charged to Ramoil Holding Corp., an affiliated company. Without including management fees in the first half of fiscal 1998, gross sales figure and gross profit percentage for the first half of both fiscal 1998 and 1999 are roughly equal. The increase in gross revenues during this period is due to increased sales of both engineering services and construction goods rather than to increases in prices.

Total operating expenses were $403,360 during the first half of fiscal 1999, continuing the decline experienced during the first quarter of fiscal 1999. For the first half of the fiscal year, operating expenses were approximately 11% lower than for the comparable period in fiscal 1998. This is primarily due to the continued effects of the significant cuts in staff and overhead expenses made by the Company according to its restructuring plan implemented in 1997. Pursuant to this plan, the Company has cut its workforce from 42 employees to 12 employees during fiscal years 1997 and 1998. The resultant savings associated with this work force cut has served to significantly reduce the Company's overall overhead costs. In addition, Ramoil Engineering's management plan has, and continues to call for emphasizing engineering services as opposed to manufacturing of finished goods. This has resulted in lower overhead costs and greater flexibility of operation.

As previously reported, in September 1996, the Company opened a branch office in Abu Dhabi, United Arab Emirates in order to conduct business and explore new markets in the region. In early 1997 Registrant entered into a sponsorship agreement with Ayuco International, an Abu Dhabi entity owned by Sheikh Hazza Bin Zayed Al-Nahyan, Chairman of National Security for the UAE and Chairman of Saadiyat Free Zone. Under its terms, the sponsor provides consulting and mediation services in the emerging markets of Abu Dhabi. The salaries and overhead of the branch office are funded by the Company on a monthly basis. The total cost of the Abu Dhabi branch office was $149,113 for the three months ended June 30, 1999, an increase over the cost of $133,331 for the three months ended March 31, 1999. The cost of this branch office was significantly higher than the in the same period in fiscal 1998 as the branch office was still in the developmental stage in the first half of fiscal 1998. The office consists of two engineers and support staff. Management feels that the development of the Abu Dhabi branch office is now complete and has budgeted $135,000 for the overhead cost of this branch office for fiscal 1999.

During the first and second quarters of 1999, the Company received non interest bearing advances from two investors in the amount of $2,192,209 that was used to fund further construction of the City Mix plant which are recorded in the financial statements as "Equipment loans & notes payable." These loans are expected to be converted into common shares upon completion of the City Mix project.

DISCUSSION OF FINANCIAL CONDITION

On a consolidated basis, as of March 31, 1999 the Company had total assets of $11,517,016, as compared with $9,700,684 at December 31, 1999, with total liabilities of $5,309,642, compared to $3,283,288 for December 31, 1998. Of the Company's assets at June 30, 1999, cash and cash equivalent accounted for $47,979 and $1,654,883 represents trade accounts receivable (compared to $5,681 and $556,972 respectively at December 31, 1998). The increase in the Company's current assets at June 30, 1999 was principally due to the increases in cash, trade accounts receivable, and a minor increase in inventory. However, the overall increase in total assets resulted, for the most part, from a significant increase in property, plant and equipment attributable to City Mix project. Of the Company other assets, it should be noted that the item listed as "tax refund receivable" represents government incentives received from the Italian government due to the Company's investment in a depressed area. This amount, which is accrued over the course of the year, represents an incentive payment that is later credited by the Company against taxes owed. As of June 30, 1999, this item was $232,675.

At June 30, 1999, the Company reflected an increase in current liabilities, attributable primarily to increases in accounts payable and accrued expenses, as compared to December 31, 1999. Further, long term liabilities also increases due principally to increases in equipment loans and notes payable, including the interest free advances discussed above.

At June 30, 1999, the Company's total stockholders' equity decreased to $12,414,748, as compared to $12,834,792 at December 31, 1998, due to the
Company's continued operating losses, which increased to $208,788 in the first half of fiscal 1999 compared to an operating profit of $35,500 in the same period last year. This resulted in the Company's accumulated deficit increasing to $6,365,568 as compared to $6,022,515 at the end of 1998. The principal source of funds for the Company's operations have been, and continue to be, revenues earned by Engineering and the continued financial support of the Company's major shareholders, both of which factors are essential to the Company ability to continue operations.

During the fiscal year ending December 31, 1999, the Company will face substantial expenditures in connection with the projects now committed to in the UAE. In addition, the Company will require approximately $210 Million in order to pay for the shares of EGCC, including appropriate allocations for related costs and fees associated with the contemplated financing of the share purchase. In addition, the Company has substantial financial commitments in connection with the Company's other pending commercial projects in the UAE. See "BUSINESS MATTERS - FINANCING COMMITMENTS AND RELATED MATTERS" below.

Based upon available cash on hand and expected revenues from the operations of Engineering, management is of the opinion that it will not have adequate available funds to meet its anticipated capital expenditures and cash needs for fiscal 1999. Therefore, unless adequate funding is secured in a timely fashion, of which there can be no assurance, it is likely that the Company will not be able to meet its funding commitments for the projects now under way in the UAE, except, in management's opinion, the funding needs for the City Mix Project which is expected to be completed in the fourth quarter of fiscal 1999. However, it is uncertain as to what effect a default in any of its funding commitments in the UAE will have. It is possible that the Company's sponsor will terminate its sponsorship and support of the Company, in which event the Company will be required to locate a new sponsor in order to conduct any operations in the UAE.

BUSINESS MATTERS - GENERAL

In September 1996, Ramoil Management Company ("RMC") terminated all pending contracts relating to its international trade operations with Russia due to the failure of the Russian companies involved to make certain payment requirements. At the same time, Ramoil Engineering also terminated all existing supply contracts with Russian entities for similar reasons. These decisions eliminated much of the revenue producing operations for RME and all of the revenue producing operations for RMC.

Following the termination of its business operations in Russia, management decided to concentrate on establishing a new business plan centered around operations in the Middle East and in the United Arab Emirates (UAE) in particular. Pursuant to local regulations, any foreign corporation that desires to engage in business in the UAE is required to have a local sponsor. Through its former business contacts, the Company was able to enter into a sponsorship agreement with a company owned by Sheik Hazza Bin Zayed Al-Nahyan, Chairman of National Security for the UAE and Chairman of Saadiyat Free Zone. Pursuant to this agreement, the Company has been introduced to various projects throughout the UAE. Under the terms of the agreement, the sponsor will assist the Company with all aspects of doing business in the UAE including assistance in compliance with local registration requirements under UAE law. Although not obligated to do so, the Company's sponsor has provided the Company with virtually all of the business opportunities being presently developed. In consideration of bringing these projects to the Company, the Company is obligated to pay a base annual fee to the Sponsor and a percentage commission on all business generated by projects introduced. As required by UAE law, Ramoil has established a registered branch office in Abu Dhabi.

To date, the Company has secured several contracts for diverse projects in the UAE. The following is a discussion of these projects:

         A. HOTEL AND OFFICE COMPLEX. The Company has entered into a contract to serve as developer for the construction of a hotel and office complex in the UAE. To date, initial architectural plans have been completed and, although formal contracts have not yet been entered into, negotiations with the Ritz Carlton Corp. have been completed. Under the agreement in principal reached by the parties, Ritz Carlton would operate the hotel portion of the project upon completion. In 1998, the Company entered into an agreement with the owner of the land site whereby it has received a concession to the land site to be developed for a twenty-year period. The concession right includes the right to mortgage the land but not the right to sell the land. The fair market value of this land site at December 31, 1998 was estimated to be $36,800,000. The agreement provides that the Company will retain title to the assets developed on this land site during the concession period. At the end of the twenty-year concession period, the Company has agreed to pass the title of all assets and improvements on the land developed to the original owner.

                  The net profits from this project will be divided 80% to the Company and 20% to the landowner. Current estimates indicate that this project will require approximately $80.5 million to complete. As of the date of this Report, construction has begun on this project. Engineering and pre-development costs of $406,104 have been capitalized as of June 30, 1999. The Company continues its negotiations to secure suitable funding to undertake construction of this project. See, " - FINANCING COMMITMENTS AND RELATED MATTERS" below.

         B. CITY MIX CONCRETE. City Mix Concrete LLC is a UAE limited liability company registered for the purpose of constructing and operating a concrete plant in the UAE. The Company has been granted an assignment of this UAE company, together with its operating licenses, which will operate under a license that will permit it to construct a concrete plant and sell concrete for a twenty-year period in the UAE. All equipment, including the plant itself, will remain the property of the Company at the conclusion of the license period. The license is transferable to third parties at the Company's discretion. Under this agreement, the Company will be obligated to pay a 12% royalty on net profits generated from this operation for the use of this license. As of June 30, 1999, the Company has invested $3,968,465 towards the construction and assembly of this plant detailed as follows:

                   Plant parts and assembly     $1,927,250
                         Trucks and equipment    2,543,008
                   Engineering costs               672,118
                                                ----------
                   Total project investment     $5,142,376

                  Management's estimate for completing the purchase, equipping, and assembly of this plant is approximately $8.5 Million, including approximately $4 Million in working capital reserves. During the first quarter of 1999, management postponed the estimated completion date for this plant from July 199 to November 1999. Management expects the November completion estimate to accurate as of June 30, 1999. Assembly of the plant has been ongoing and when completed, the plant will have the capacity to produce 3,000 cubic meters of concrete per day. Through the efforts of the Company's sponsor, the Company has received preliminary approval as the exclusive concrete supplier for a new port and free trade zone development project in the UAE. Of course, finalizing this contract must await completion of the plant and there is no assurance that the Company will be able to fulfill its obligations thereunder.

         C. SAADIYAT FREE TRADE ZONE. The UAE is currently completing plans for the construction of a new port facility and free trade zone. This project, known as the Saadiyat Free Trade Zone Authority (SFTZA) is scheduled to be constructed on Saadiyat Island in Abu Dhabi and is estimated to require approximately $3.3 billion to complete. Final approval for the project was given by the UAE Executive Council earlier this year. Plans to raise the necessary capital required for construction are now under way. It is planned that this financing will be completed through a combination of private placement and institutional offerings in the UAE and a global public offering of shares. Through the efforts of its sponsor, the Company has been offered an opportunity to purchase shares as a "founder" along with six other major participants. In connection with its role as a founder, the Company will be required to invest $165 million to purchase 60,625,000 Class A Ordinary Shares of Emirates Global Capital Corporation, Ltd.
                  (EGCC) which is the corporation formed for the purpose of development of the Saadiyat project. Upon purchasing the Class A Shares, the Company will have the right to one seat on the Board of Directors of EGCC and will be pre-qualified to tender as a "main contractor" for various projects in connection with development of the Saadiyat Project. Although no assurances can be given, management believes that the Company will win the tender for a portion of these project, and in particular for the delivery of cement, and will derive substantial revenues therefrom.

Finally, in evaluating the Company's ability to establish viable commercial operations, it must be remembered that, at present, the only revenue generating operation of the Company is those of Ramoil Engineering. However, in terms of the future growth of this segment of the Company's operations, great emphasis has been placed on the future success of the Company's projects in the UAE.

- FINANCING COMMITMENTS AND RELATED MATTERS

In discussing its financing needs with American Pastime Holdings, Inc., a firm that represents a potential lender, it became apparent that as a result of Ramoil's uncertain financial condition, ongoing operating losses and pending lawsuits of a potentially material nature, it would be impossible for the Ramoil to secure commitments for the necessary funding. In order to overcome the objections of potential lenders and secure in a timely manner the financing needed to complete the purchase of the Class A EGCC Shares, the Company formed a new, wholly owned subsidiary, Ramoil Middle East Acquisitions, Inc. (Acquisitions), under the laws of Delaware, through which the acquisition of the Class A EGCC Shares is not planned to proceed. In connection with this change, the original subscription to purchase the Class A Shares by Ramoil was cancelled and a new subscription in favor of Acquisitions was granted by EGCC. It should be noted that the transfer or sale of the Class A Shares will be restricted for a period of one following completion of the planned public offering by EGCC.

Based upon discussions with the lender approving the funding through Acquisitions, on August 6, 1999, Acquisition signed a formal Agreement with American Pastime Holdings, Inc. (APH) pursuant to which APH has committed to arrange financing for the purchase of the Class A EGCC Shares in the principal amount of $210 Million, which includes the share purchase price of approximately $165 Million and $25 Million estimated for related costs, interest expense during the 18 months of the contemplated loan and other commitment and transactional costs. A preliminary understanding has now been reached with the lender identified by APH and formal loan agreements are expected to be executed shortly.

Although an agreement in principal has been reached between Acquisitions and the lender, there are a number of conditions precedent that must be satisfied before the loan will be funded. Certain of these conditions relate to matters that are not within the control of the Company and, therefore, no assurance can be given that they will in fact be met. Certain of these conditions require the approval by EGCC of certain modifications to restrictions placed upon the Class A Shares being sold. Although no assurance can be given, management is confident that EGCC will cooperate in meeting these conditions precedent. Further, although no assurance can be given, management believes that funding of this loan and completion of the acquisition of the Class A EGCC Shares will be completed prior to the end of August 1999.

Among the conditions precedent is the requirement that EGCC grant a right of redemption in the event that EGCC is not able to complete its planned financing in the aggregate amount of US$3.3 Billion through a combination of the sale of the founder Class A Shares to Acquisition and others, a second tier private placement and a planned public offering. Should this financing not be completed as planned, Acquisition will have the right to have EGCC redeem the Class A Shares for the full purchase price thereof. However, should this occur, EGCC will only be required to pay the original purchase price of approximately $165 Million. The remaining $45 Million (representing fees, commitment fees and related transactional charges in connection with the financing) will not be recoupable by Acquisition and will then become immediately due and payable. Such an occurrence will have a materially adverse impact upon the Company's financial condition and its future operations.

As further security for the loan being made to Acquisition, the Company is being required to provide to the lender an assignment of Ramoil's financial interest in City Mix, with the right to have Ramoil assign all of its other interest in City Mix to lender, in order to pay any balance due on the loan. In the event of a redemption of the Class A Shares, the City Mix assets will be lost to the lender and will, in all likelihood be a total loss to the Company. This will result in the loss of a major portion of the Company's assets as well as the loss of the only currently viable commercial operations within the foreseeable future. In such event, it is unlikely that the Company will be able to recover from the loss or be able to establish any commercial operations in the future.

As of the date of this Report, the Company is continuing discussion with APH to provide the required financing in connection with its hotel and office complex project discussed above. Although serious interest has been expressed by both APH and the lending group providing the funding for the purchase of the Class A EGCC Shares, no final understanding has yet been reached. At present, a number of issues relating to the provisions of UAE law as they pertain to securing any financing for this project must be resolved. Management is confident that these issues will be concluded shortly and that a final decision will be made before the end of August 1999. Of course, until the pending issues are resolved, no assurance can be given that any funding commitment will be forthcoming.

In connection with the foregoing financing agreement, as of August 1, 1999 Mr. Radulovic, the Company's CEO, became a director of Mensor Real Estate Limited (Mensor), a foreign corporation located in Monaco. Through an introduction made by Mr. Radulovic, Mensor has acquired the right to purchase 30,312,500 Class B Ordinary Shares of EGCC (Class B Shares), which Class B Shares are intended to be a part of the planned public offering of shares by EGCC. Mensor has also signed an agreement with APH who is arranging approximately $100 Million in financing for Mensor to complete its purchase of the Class B Shares.

In consideration of the introduction provided by Mr. Radulovic, Mensor has agreed to pledge the Class B Shares it will acquire as collateral for both the loan being made to Mensor as well as for the loan to Acquisition for the purchase of the Class A Shares. Although final particulars have not yet been resolved, in general, Mensor has agreed that the Class B Shares, which will be freely tradeable, may be sold based upon certain predetermined benchmarks relating to trading price being reached, with the proceeds from such sale being used to repay both the Mensor loan and the Acquisitions loan. However, with respect to serving as collateral for the Acquisitions loan, it must be remembered that at the time of that loan the Class B Shares will not yet have been purchased by Mensor and will not yet exist. Provided that the EGCC public offering is successfully completed, of which there is no assurance, the Class B Shares will collateralize the Acquisitions loan and the risk of loss as to the City Mix collateral will be less. It must also be remembered that in the event the Class B Shares are sold and the proceeds used to repay the obligation of Acquisitions, Acquisitions will be liable to Mensor for such amount. As of the date of this Report, the conditions and obligations of such potential liability to Mensor have not been resolved.

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

  Based upon an assessment made during fiscal 1998, the Company has begun to update all versions of operations and financial software so that all of its systems will utilize dates beyond December 31, 1999 properly. In addition, the Company is evaluating its auxiliary computer application systems for Year 2000 compliance, a process which is expected to be completed during the first half of 1999. The Company believes that the planned modifications and conversions will allow it to mitigate the Year 2000 issue.

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



Dated: August 18, 1999



AMERICAN CORPORATE INVESTORS, INC.



BY: /s/ Aleksandr Taflevich
   ------------------------
     President