Form 10QSB
period 1999-09-30
AMERICAN CORPORATE INVESTORS INC
filed 1999-12-07
CIK 811780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___



Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of November 30, 1999, there were outstanding 5,643,017 shares of Common Stock.

                                      INDEX


Part I.  Financial information


  Item 1.  Condensed consolidated financial statements:


                 Balance sheet as of September 30, 1999 and
                  December 31, 1998                                                   3

                 Consolidated Statement of Operations for the nine
                  months ended September 30, 1999 and 1998                            4

                 Consolidated Statement of cash flows for the nine months
                  ended September 30, 1999 and 1998                                   5

                 Notes to consolidated condensed financial statements                 6


  Item 2.  Management's discussion and analysis of financial
            Condition                                                                19

Part II.  Other information

Signatures                                                                           20

                        AMERICAN CORPORATE INVESTORS, INC
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998



ASSETS                                                             09/30/99        12/31/98

Current assets:
   Cash on deposit                                             $     86,260    $      5,681
   Trade accounts receivable                                      2,240,829         556,972
   Inventories                                                      818,868         250,175
   Other accounts receivable                                              0          89,423
                                                               ------------    ------------
   Total current assets                                           3,145,957         902,251

Other assets:
   Due from affiliates                                              437,397         671,140
   Taxes receivable                                                       0         280,466
   Other assets                                                     297,047         164,874
   Note receivable                                                2,000,000       2,000,000
   Property and equipment (net of accumulated depreciation)       7,530,475       5,439,647
   Goodwill  (net of accumulated ammortization)                     206,669         242,306
                                                               ------------    ------------
        Total assets                                           $ 13,617,545    $  9,700,684
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and  accrued expenses                      $  3,940,303    $  1,385,609
   Other current liabilities                                         55,284         336,704
                                                               ------------    ------------
   Total current liabilities                                      3,995,587       1,722,313

Long term liabilities:
   Notes payable                                                  4,216,936       1,175,130
   Pensions and benefits payable                                     15,479         385,845


Common Stock, par value $.0001 per share, 300,000,000
  shares authorized: 5,643,017 shares issued and outstanding            564             564
Contributed Capital in excess of stated value                    12,396,495      12,396,495
Other comprehensive income-currency translation                       4,597          42,852
Accumulated deficit                                              (7,012,113)     (6,022,515)
                                                               ------------    ------------

        Total Liabilities & Shareholders' Equity               $ 13,617,545    $  9,700,684
                                                               ============    ============


Please see accompanying notes to these financial statements.

                                AMERICAN CORPORATE INVESTORS, INC
                               CONSOLIDATED STATEMENT OF OPERATIONS
                              FOR THE NINE AND THREE MONTHS ENDING
                            SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


                                          Nine months ending             Three months ending
                                       09/30/99       09/30/98         09/30/99      09/30/98
Revenues:
  Gross Sales                         $1,747,388     $1,680,247       $320,091       $734,640
  Less cost of sales                  (1,100,443)    (1,025,623)      (242,627)      (456,775)
                                      ----------     ----------     ----------     ----------

  Gross profit on sales                  646,945        654,624         77,464        277,865

Less general and administrative:

  Operating expenses                   1,290,039      1,179,780        622,430        375,457
  Depreciation and ammortization         153,038         93,575        113,952         31,192
                                      ----------     ----------     ----------     ----------
Total costs and operating expenses     1,443,077      1,273,355        736,382        406,649

Net income (loss) from operations       (796,132)      (618,731)      (658,918)      (128,784)

Other revenues and expenses:

  Interest income                              0          5,667              0          1,637
  Gain on disposal of fixed assets             0          3,052              0              0
  Bad debt expense                             0              0              0              0
  Interest expense                      (193,467)       (18,672)       (26,630)        (3,585)
                                      ----------     ----------     ----------     ----------
Net income (loss) before tax            (989,599)      (628,684)      (685,548)      (130,732)

Provision for income taxes                     0              0              0              0
                                      ----------     ----------     ----------     ----------
Net income (loss)                      ($989,599)     ($628,684)     ($685,548)     ($130,732)
                                      ==========     ==========     ==========     ==========

Earnings per share:

Basic                                     ($0.18)        ($0.14)        ($0.12)        ($0.03)

Weighted average of Common Shares:

Basic                                  5,643,017      4,562,699      5,643,017      4,562,699



Please see accompanying notes to these financial statements.

                        AMERICAN CORPORATE INVESTORS, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDING SEPTEMBER 30th



                                                        09/30/99        09/30/98
Operating Activities:
  Net income (loss)                                    ($989,599)      $121,316
  Adjustments to reconcile net income items
    not requiring the use of cash:
       Depreciation and amortization                     153,038         93,575

Changes in other operating assets and
  liabilities:
   Trade accounts receivable                          (1,683,857)       302,210
   Inventories                                          (568,693)        44,384
   Other accounts receivable                              89,423       (633,702)
   Taxes receivable                                      280,466              0
   Other assets                                         (132,173)         6,151
   Accounts payable and  accrued expenses              2,554,694       (171,955)
   Deferred sales revenue                                      0       (506,550)
   Other current liabilities                            (281,420)       265,322
   Pensions and benefits payable                        (370,366)             0
                                                       ---------       --------
Net cash used by operations                             (948,487)      (479,249)

Investing Activities:
     Purchase of property and equipment               (2,208,228)    (1,638,050)
                                                      ----------     ----------
Net cash used by investing activities                 (2,208,228)    (1,638,050)

Financing Activities:
   Proceeds from issuance of common stock                      0        320,000
   Conversion of shareholder loan to common stock              0         24,999
   Change in foreign currency valuation                  (38,255)      (153,597)
   Increase in borrowing from banks                    3,041,806       (131,347)
   Increase in receivable from shareholder               233,743      1,854,578
                                                      ----------      ---------
Net cash provided by financing activities              3,237,294      1,914,633
                                                      ----------      ---------
Net increase (decrease) in cash during fiscal year        80,579       (202,666)

Cash balance at beginning of fiscal year                   5,681        252,379
                                                      ----------      ---------
Cash balance at end of the period                        $86,260        $49,713
                                                      ==========      =========

Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year               $193,467        $18,672
     Income taxes paid during the fiscal year                 $0             $0

Please see accompanying notes to these financial statements.

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

As a result of the above transactions, the Company has 5,643,017 issued and outstanding shares at September 30, 1999.

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

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

City Mix Concrete, (CMIX) was established in 1998 in Abu Dhabi, United Arab Emirates and will process and sell concrete to various building projects in the UAE. Although not yet active, the plant project is under construction and management expects the plant to be on line in November 1999. CMIX is owned by RMC through a consulting agreement with its majority shareholder, Rodoljub Radulovic.

In September 1999, Ramoil Middle East Acquisitions Inc. (RMEA) was incorporated as a wholly owned subsidiary of the Company. RMEA was formed to hold the stock that will be issued to the Company upon the initial public offering of stock of the Sadyaat Free Trade Zone.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements included the accounts of RMC, RME, and CMIX. All significant inter-company accounts have been eliminated in these consolidated financial statements.

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

Inventories

Inventories are stated at lower of cost or market. Cost is determined by using the first-in, first-out method ("FIFO") or by the specific identification method where feasible. As of March 31, 1999, inventory detailed as follows:

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                  Work in process                                   $-0-
                  Finished goods                                 $818,868
                                                                 --------
                  Ending inventory                               $818,868


Property, Plant, and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are calculated on the straight-line method based upon the following estimated useful lives:

                  Buildings and Plant                         33 years
                  Leasehold improvements                      Lease term
                  Machinery and equipment                     7-9 years
                  Furniture and fixtures                      5-8 years
                  Office equipment                            3-5 years
                  Vehicles                                    4-5 years

At September 30, 1999, the property, plant, and equipment account details as follows:

                  Property and equipment                          $1,576,145
                  Leasehold improvements                             438,152
                  Furniture and fixtures                             331,127
                  City Mix plant project                           5,705,238
                  Vehicles                                           198,320
                  Towers project                                     416,354
                  Accumulated depreciation                       (1,134,861)
                                                                 -----------
                  Total property, plant, and equipment            $7,530,475

Goodwill is the excess of funds paid over cost by RME to purchase Artifex Inc in 1995. The goodwill account is being amortized over a forty-year period on a straight-line basis.

Other assets

Other assets include prepaid rent and sponsorship fees in the Company's Abu Dhabi branch.

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

As of September 30, 1999, RHC had an outstanding receivable balance owed to the Company of $437,397.

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 4- NOTE RECEIVABLE

RMC had entered into an agreement in 1998 to provide financing for the construction of 83 apartment and villa units in Al Ain City, Abu Dhabi, United Emirates with the licensed owner of the land being developed. Under the terms of the agreement, RMC was obligated to finance the total construction costs of the project, including licensing fees, while in return receiving a mortgage on the property developed. The contracted cost of the project was $11,475,410. The Company provided $2,000,000 in funding for this project through December 31, 1998.

On April 20, 1999, the parties mutually agreed to cancel this agreement whereby the Company was relieved of its financing obligation and has received an unsecured promissory note for $2,000,000 that is receivable at 12/31/2001 from the owner of the land being developed.

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

NOTE 6- CITY MIX PROJECT

City Mix Concrete Inc.(CMIX) is a UAE corporation registered for the purpose of constructing and operating a concrete plant in the UAE. CMIX, a subsidiary of RMC, has been granted a license that will permit it to construct a concrete plant and sell concrete for a twenty-year period in the UAE. All equipment, including the plant itself, will remain the property of the Company at the conclusion of the license period. The license is transferable to third parties at the Company's discretion. Under this agreement, CMIX will be obligated to pay a 12% royalty on net profits generated from this operation for the use of this license.

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

As of September 30, 1999, the Company has invested $5,705,238 towards the construction and assembly of this plant detailed as follows:

                  Plant parts and assembly                     $2,025,489
                  Trucks and equipment                          2,775,756
                  Engineering costs                               903,993
                                                               ----------
                  Total project investment                     $5,705,238

Management's estimate for the purchase, equipping, and assembly of this plant is $7,325,000. During the first quarter of 1999, management postponed the estimated completion date for this plant from July 1999 to November 1999. Management expects the November completion estimate to accurate as of September 30, 1999 contingent on securing additional funding of approximately $600,000.

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

                       AMERICAN CORPORATE INVESTORS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 8: SEGMENT INFORMATION

The Company's business operations are divided into two principal business segments: the Italy operations which include the operations of RME and the United Arab Emirate operations which include the development stage activities of CMIX and the corporate management operations of RMC located in Boca Raton. The operating results and total assets of the two business segments for the nine months ending September 30, 1999 are as follows:

                                    Italy           UAE          Consolidated

Gross sales                       $1,747,388     $         0      $1,747,388
Less cost of sales                (1,100,443)              0      (1,100,443)
                                  -----------    -----------      -----------
Gross profit                         646,945               0         646,945

Less operating expense              (183,483)     (1,106,556)     (1,290,039)
Less depreciation                    (98,899)        (54,139)       (153,038)
                                  -----------    -----------      -----------
Income (loss) from operations        364,563      (1,160,695)       (796,132)

Other income (expense):
  Interest expense                  (189,919)         (3,548)       (193,467)
                                  -----------    -----------      -----------
Net income (loss) before tax         174,644      (1,164,243)       (989,599)

Provision for tax                          0               0               0
                                  -----------    -----------      -----------
Net income (loss)                   $174,644     ($1,164,243)      ($989,599)
                                  ===========    ===========      ===========

Total Assets:                     $5,750,085      $7,867,460     $13,617,545
                                  ===========    ===========      ===========


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

RESULTS OF OPERATIONS

Gross sales for the first nine months of fiscal 1999 were slightly higher than the comparable period for 1998 ($1,747,388 as compared to $1,680,247), or an increase of slightly more than 3.8%. Sales consist of a mix of engineering services performed by, and the sale of construction goods by, Ramoil Engineering S.p.a. (RME), Registrant's wholly owned Italian subsidiary. Corresponding costs of sales increased more significantly ($1,100,443 in the current period of fiscal 1999, as compared to $1,025,623 in the same period in fiscal 1998) by almost 7.3%, with gross profits remaining virtually unchanged at $646,945 in the first nine months of fiscal 1999 compared to $654,624 in the prior year. Expressed as a percentage of gross sales, gross profits dropped to just over 37% in the first half of fiscal 1999, compared to just under 39% in the same period last year. The decrease in gross margins is due primarily to the elimination of management fees that had, in prior years, been charged to Ramoil Holding Corp., an affiliated company coupled with the slightly higher cost of sales during the current period. Without including management fees in the first half of fiscal 1998, gross sales figure and gross profit percentage for the first nine months of both fiscal 1998 and 1999 are roughly equal. The increase in gross sales during this period is due to increased sales of both engineering services and construction goods rather than to increases in prices.

Total operating expenses were $1,290,039 during the first nine months of fiscal 1999, compared to $1,179,780 during the same period last year. The increase in operating expenses is attributable to salaries of $121,000 paid to the Company's CEO and President that were not paid in the prior year. Further, during this period the Company incurred $92,000 in engineering salary expense for its Citi Mix Cement project which were expense was not present last year. Without these salary payments operating expenses for the current period would have continued to decrease over the prior year primarily due to the continued effects of the significant cuts in staff and overhead expenses made by the Company according to its restructuring plan implemented in 1997. In addition, Ramoil Engineering's management plan has, and continues to call for emphasizing engineering services as opposed to manufacturing of finished goods. This has resulted in lower overhead costs and greater flexibility of operation.

As previously reported, in September 1996, the Company opened a branch office in Abu Dhabi, United Arab Emirates in order to conduct business and explore new markets in the region. In early 1997 Registrant entered into a sponsorship agreement with Ayuco International, an Abu Dhabi entity owned by Sheikh Hazza Bin Zayed Al-Nahyan, Chairman of National Security for the UAE and Chairman of Saadiyat Free Zone. Under its terms, the sponsor provides consulting and mediation services in the emerging markets of Abu Dhabi. The salaries and overhead of the branch office are funded by the Company on a monthly basis. The total cost of the Abu Dhabi branch office was $335,950 for the nine months ended September 30, 1999, an increase over the cost of $240,278 for the nine months ended September 30, 1998. The cost of this branch office was significantly higher than the in the same period in fiscal 1998 as the branch office was still in the developmental stage for most of fiscal 1998. The office consists of two engineers and support staff. Management's original budget of $135,000 for the overhead cost of this branch office for fiscal 1999 have been exceeded due primarily to the expenses incurred in connection with the Company's various projects in Abu Dhabi and the delay in completion of the City Mix plant.

During the first nine months of 1999, the Company received non interest bearing advances from two investors in the amount of $2,850,000 that was used to fund further construction of the City Mix plant which are recorded in the financial statements as "Equipment loans & notes payable." These loans are expected to be converted into common shares upon completion of the City Mix project.

DISCUSSION OF FINANCIAL CONDITION

On a consolidated basis, as of September 30, 1999 the Company had total assets of $13,617,545, as compared with $9,700,684 at December 31, 1999, with total liabilities of $8,228,002, compared to $3,283,288 for December 31, 1998. Of the Company's assets at September 30, 1999, cash and cash equivalent accounted for $86,260 and $2,240,829 represents trade accounts receivable (compared to $5,681 and $556,972 respectively at December 31, 1998). The increase in the Company's current assets at September 30, 1999 was principally due to the increases in cash, trade accounts receivable, and inventory. However, also contributing to the overall increase in total assets was a significant increase in property, plant and equipment attributable to City Mix project. Of the Company other assets, it should be noted that the item listed as "taxes receivable" represents government incentives received from the Italian government due to the Company's investment in a depressed area. This amount, which is accrued over the course of the year, represents an incentive payment that is later credited by the Company against taxes owed. As of September 30, 1999, this item was $297,047.

At September 30, 1999, the Company reflected an increase in current liabilities, attributable primarily to increases in accounts payable and accrued expenses, as compared to December 31, 1998. Further, long term liabilities also increases due principally to increases in notes payable, including the interest free advances discussed above.

At September 30, 1999, the Company's total stockholders' equity decreased to $10,779,086, as compared to $12,834,792 at December 31, 1998, due to the
Company's continued operating
losses, which increased to $989,599 in the first nine months of fiscal 1999 compared to an operating loss of $628,684 in the same period last year. This resulted in the Company's accumulated deficit increasing to $7,012,113 as compared to $6,022,515 at the end of 1998. The principal source of funds for the Company's operations have been, and continue to be, revenues earned by Engineering and the continued financial support of the Company's major shareholders, both of which factors are essential to the Company ability to continue operations.

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

     The net profits from this project will be divided 80% to the Company and 20% to the landowner. Current revised estimates indicate that this project will require approximately $85 million to complete. As of the date of this Report, construction has begun on this project. Engineering and pre-development costs of approximately $800,000 have been capitalized as of September 30, 1999. The Company continues its negotiations to secure suitable funding to undertake construction of this project. See, " - FINANCING COMMITMENTS AND RELATED MATTERS" below.

B. CITY MIX CONCRETE. City Mix Concrete LLC is a UAE limited liability company registered for the purpose of constructing and operating a concrete plant in the UAE. The Company has been granted an assignment of this UAE company, together with its operating licenses, which will operate under a license that will permit it to construct a concrete plant and sell concrete for a twenty-year period in the UAE. All equipment, including the plant itself, will remain the property of the Company at the conclusion of the license period. The license is transferable to third parties at the Company's discretion. Under this agreement, the Company will be obligated to pay a 12% royalty on net profits generated from this operation for the use of this license. As of June 30, 1999, the Company has invested $5,705,238 towards the construction and assembly of this plant detailed as follows:


         Plant parts and assembly               $2,025,489
           Trucks and equipment                  2,775,756

         Engineering costs                         903,993
                                                ----------
         Total project investment               $5,705,238

     Management's estimate for completing the purchase, equipping, and assembly of this plant is approximately $7.325 Million, including approximately $4 Million in working capital reserves. Management postponed the estimated completion date for this plant from July 199 to November 1999 contingent upon securing additional funding of approximately $600,000. However, as of the date of this report such financing has not been secured by the Company and management now expects the plant to be completed in early 2000. When completed, the plant will have the capacity to produce 3,000 cubic meters of concrete per day. Through the efforts of the Company's sponsor, the Company has received preliminary approval as the exclusive concrete supplier for a new port and free trade zone development project in the UAE. Of course, finalizing this contract must await completion of the plant and there is no assurance that the Company will be able to fulfill its obligations thereunder.

C. SAADIYAT FREE TRADE ZONE. The UAE is currently completing plans for the construction of a new port facility and free trade zone. This project, known as the Saadiyat Free Trade Zone Authority (SFTZA) is scheduled to be constructed on Saadiyat Island in Abu Dhabi and is estimated to require approximately $3.3 billion to complete. Final approval for the project was given by the UAE Executive Council earlier this year. Plans to raise the necessary capital required for construction are now under way. It is planned that this financing will be completed through a combination of private placement and institutional offerings in the UAE and a global public offering of shares. Through the efforts of its sponsor, the Company has been offered an opportunity to purchase shares as a "founder" along with six other major participants. In connection with its role as a founder, the Company will be required to invest $165 million to purchase 60,625,000 Shares of Emirates Global Capital Corporation, Ltd. (EGCC) which is the corporation formed for the purpose of development of the Saadiyat project. Upon purchasing the Shares, the Company will have the right to one seat on the Board of Directors of EGCC and will be pre-qualified to tender as a "main contractor" for various projects in connection with development of the Saadiyat Project. Although no assurances can be given, management believes that the Company will win the tender for a portion of these project, and in particular for the delivery of cement, and will derive substantial revenues therefrom.

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

 -  FINANCING COMMITMENTS AND RELATED MATTERS

In discussing its financing needs with American Pastime Holdings, Inc., a firm that represented a potential lender, it became apparent that as a result of Ramoil's uncertain financial condition, ongoing operating losses and pending lawsuits of a potentially material nature, it would be impossible for the Ramoil to secure commitments for the necessary funding. In order to overcome the objections of potential lenders and secure in a timely manner the financing needed to complete the purchase of the EGCC Shares, the Company formed a new, wholly owned subsidiary, Ramoil Middle East Acquisitions, Inc. (Acquisitions), under the laws of Delaware, through which the acquisition of the EGCC Shares is now planned to proceed. In connection with this change, the original subscription to purchase the Shares by Ramoil was cancelled and a new subscription in favor of Acquisitions was granted by EGCC.

As previously reported, on August 6, 1999, Acquisition signed a formal Agreement with American Pastime Holdings, Inc. (APH) pursuant to which APH was engaged to arrange financing for the purchase of the EGCC Shares in the principal amount of $210 Million, which included the share purchase price of approximately $165 Million and $25 Million estimated for related costs, interest expense during the 18 months of the contemplated loan and other commitment and transactional costs. A preliminary understanding had been reached with a lender identified by APH. However, as the lender began its due diligence procedures it became apparent that satisfaction of certain conditions precedent to the loan could not be met. Consequently, discussions with that lender terminated. EGCC has since extended the Company's option to acquire the Shares and the Company is presently engaged in negotiations with several other parties in order to raise the funds necessary to complete the purchase of the EGCC Shares. Of course, no commitment has yet been received and no assurance can be given that such financing will in fact be secured by the Company or that the purchase of the EGCC Shares will be completed.

As of the date of this Report, the Company is continuing discussion with APH to provide the required financing in connection with its hotel and office complex project discussed above. Although serious interest has been expressed by both APH and several other parties introduced by APH, no final understanding has yet been reached. At present, a number of issues relating to the provisions of UAE law as they pertain to securing any financing for this project must be resolved. Management is unable to predict when, if ever, these issues will be resolved or when funding will be4 available.

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

Dated: December 6, 1999

AMERICAN CORPORATE INVESTORS, INC.

BY: /s/ Aleksandr Taflevich
  ----------------------------
     President