Form 10KSB40
period 1999-12-31
RAMOIL MANAGEMENT LTD
filed 2000-04-14
CIK 811780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

      (Mark One) /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

             / / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from_____ to____

                       Commission File Number: 033-12507-NY

                             RAMOIL MANAGEMENT, LTD.
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

     Securities registered pursuant to Section 12(b)of the Act: None

Title of each class                 Name of Exchange on which registered: OTC:BB

      Common                        28,936,660 Shares Outstanding as of the date of this Report
(Title Of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ NO___

Check if there no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB /X/

State the issuer's revenues for its most recent fiscal year. $1,735,585

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of April 13, 2000, the value of such stock was: $33,256,207

                                   FORM 10-KSB

                             RAMOIL MANAGEMENT, LTD.
                                DECEMBER 31, 1999

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

Engineering's principal business involves the manufacture and sale of commercial furniture and aluminum frames for windows, doors and other uses. Following the termination of the international trade operations of Ramoil in late 1996, Engineering became, and currently remains, the only source of revenues for Registrant. At the same time, Engineering terminated sales of its products in Russia, an event that reduced Engineering's operations by 90%. The balance of Engineering's business was with various European and Middle Eastern entities and continues today.

During fiscal 1997, management completely changed the nature of Ramoil's business operations. Following the termination of its business operations in Russia, management decided to concentrate on establishing a new business plan centered around operations in the Middle East and in the United Arab Emirates
(UAE) in particular. Pursuant to local regulations any foreign corporation that desires to engage in business in the UAE is required to have a local sponsor. Through the business contacts of senior management, in early 1997 Registrant entered into a sponsorship agreement with Sheikh Hazza Bin Zayed Al-Nabyan, Chairman of National Security for the UAE and Chairman of Saadiyat Free Zone. Pursuant to the Sponsorship Agreement, Registrant has been introduced to various projects throughout the UAE. Under this Agreement, the Sponsor will assist Registrant with all aspects of doing business in the UAE including assistance in compliance with local registration requirements under UAE law. Although not obligated to do so, the Company's sponsor has provided Registrant with virtually all of the business opportunities presently being developed. In consideration of making these projects available to Registrant, Registrant is obligated to pay a base annual fee to the Sponsor and a percentage commission on all business generated by projects introduced.

Having secured the required sponsorship, in March 1997 Registrant registered Ramoil under the laws of the UAE and opened an office in Abu Dhabi. To date, Registrant has secured several contracts for diverse projects in the UAE. Following is a brief discussion of each of the projects undertaken by Ramoil:

A. Hotel and Office Complex. Ramoil has entered into a contract to serve as Developer for the construction of a hotel and office complex in the UAE. To date, initial architectural plans have been completed and approved, a construction permit has been obtained and construction started, and management has began accepting bids for the general contractor. The general contractor will be chosen in two months. Management has entered into an Operating Agreement with Ritz-Carlton, Ltd., to be the exclusive operator of a luxury hotel. Pursuant to the agreement, Ramoil will develop a 50 story twin tower, one tower will consist of a luxury hotel and the other tower will be prime office space. The anticipated completion date of the project is 30 months for the date of this filing.

     Ramoil will participate in the Initial Technical Service Conferences, Preliminary Information Phase, Preliminary Design Phase, Design Development Phase, Final Design Phase, Bidding or Negotiating Phase with potential outside contractors, Construction Period, Equipment Start-Up, Scheduling, Projects Visits, Inspection, and the Post-Completion Period.

     Additionally, Ramoil will be compensated as Operator with both "base" and "incentive" fees. Cash flow projections from Ritz-Carlton, Ltd., and feasibility studies indicate a return of the investment is expected within five years.

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

     All net profits from the project will be divided 80% to Ramoil and 20% to the original landowner. Further, in February 1998, Ramoil successfully negotiated an extension of the original 20-year concession term through April 30, 2019. To date, Ramoil has invested approximately $5 Million in this project. Current estimates indicate that this project will require approximately $85 million to complete.

B. Al Ain Apartment Project. This project is for the construction of a residential housing complex including 83 apartments and villa units in Al Ain City in the UAE, Under the original contract signed by Ramoil, the Company will be required to provide financing for a total of approximately $11.5 Million, that was to be returned to it with interest from the operating revenues of the project. Recently, at the request of the Company, the contract for this project was terminated and the Company was released from its obligations thereunder. To date, Ramoil, through loans from Mr. Radulovic, its CEO and principal shareholder, had provided funding of approximately $2.2 Million. As part of the termination of the Company's participation in this project, the amount previously funded by the Company will be repaid upon completion of the project or, alternatively, prior to December 31, 2001. However, no specific repayment schedule has been committed to.

C. City Mix Concrete Plant Project. City Mix Concrete, Inc. ("CMIX") is a UAE corporation registered for the purpose of constructing a concrete plant in the UAE. Ramoil has entered into an agreement that will permit it to use the CMIX license to construct the concrete plant and sell concrete in the UAE for a 20 year period. All equipment including the modular plant itself will remain the property of Registrant at the conclusion of the license period. Further, the City Mix License is transferable by Registrant to a third party at its discretion.

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

     Following the grant of this license in 1997, Ramoil purchased a modular concrete plant that was shipped to the UAE for assembly. As of the date of this report Registrant through Engineering, has purchased the required mixers and trucks that currently await shipment to the UAE. Assembly of the plant has been ongoing and management projects that the plant will be fully operational by summer, 2000. As of the date of this report, through the efforts of the Company's sponsor, CMIX has received preliminary approval as the exclusive concrete supplier for a new port and free trade zone development project in the UAE. Management has been negotiating agreements to obtain the final $1,500,000 necessary to make the plant operational. Management is currently projecting production to commence in the summer of 2000, if the necessary financing is delivered.

     As of March 31, 2000, the Company has invested $7,544,977 towards the construction and assembly of this plant detailed as follows:

     Local Construction Works                                      $1,813,396
     Purchase, Handling, and Erection of Capital Equipment          5,017,707
     Pre-production Costs (design, licensing, supervision)            637,717
                                                                   ----------
     Total project investment                                      $7,544,977

     Of the amount invested in this project by Registrant, $3,088,397 represented loans to Registrant by Trinal, Inc., a privately held corporation principally owned and controlled by Mr. Taflevich, the Company's President, and by Cristal Ball Inc., an affiliated company of Mr. Taflevich. Which loans have been satisfied by shares of Ramoil Management, Ltd.

     When completed the concrete plant will have a capacity of 3,000 cubic meters of concrete per day

D. Saadiyat Free Trade Zone. The UAE is currently completing plans for the construction of a new port facility and free trade zone. This project known as the Saadiyat Free Trade Zone Authority ("SFTZA") is scheduled to be constructed on Saadiyat Island in Abu Dhabi and is estimated to require approximately $3.3 Billion to complete. Final approval for the project was given by the UAE Executive Council earlier this year. This constitutes the final consent in the approval process for this project and the Saadiyat Project Development Company will now proceed with plans to raise the capital required for construction, which is planned to be completed through a combination of a public and institutional offering in the UAE and a global offering of shares to institutional and corporate investors. Through the efforts of its Sponsor, Registrant has been given the opportunity to participate in SFTZA as a "founder" along with six other major corporations. As a "founder", Registrant is required to invest $ 50 Million. In furtherance of its responsibility as a "founder", Registrant has signed a letter intent to purchase 45% of a Swiss Finance Company valued at over $ 150 million. The Swiss based company, whose name is withheld, pursuant to the Letter of Intent, until the purchase is completed, has been established for over two decades. The Swiss Company has diversified trading operations in foreign exchange, precious metals, and energy. The Company's strong revenue producing ability lies primarily in its strategic position in the precious metals market in Middle Eastern and African Countries.

     The foregoing summarizes the business opportunities that Ramoil has been able to secure though the efforts of its sponsor in the UAE. However, it must be remembered that the foregoing projects each require a significant capital commitment by the Company. Further, in some cases, Ramoil will need to provide specific funds within restrictive time periods or suffer a loss of any previous investment made in such project. At present, it seems highly unlikely that Ramoil will be able to meet all of its obligations, particularly for providing funding, in connection with all of the foregoing projects. In such event the Company will lose the related opportunity. Further, it is possible that Rarnoil's failure to meet its commitments under the foregoing projects will cause its Sponsor to either terminate the sponsorship agreement or to cease providing available business opportunities to Registrant in the future. In such event, it is likely that Registrant will lose all or a significant portion of its investment in the foregoing projects due to the unavailability of needed financing.

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

     In September, 1998, Registrant and Mr. Radulovic reach an agreement whereby Mr. Radulovic agreed to convert certain of his loans to Registrant in the principal amount of $2,198,000, into shares of common stock at the rate of $3.00 per Share and received 732,667 Shares. In December 1998, Mr. Radulovic agreed to convert an additional $815,000 in loans made to support the Company's operations in Abu Dhabi also at the rate of $3.00 per Share and received an additional 271,666 Shares. The price per share was negotiated based upon 80% of the average closing price for Registrant's shares during September 1998, when the original agreement to convert his loans to equity was reached. All of the Shares received by Mr. Radulovic were "restricted securities" as defined under the Securities Act of 1933, as amended (the "Act").

     Also in September 1998, both Trinal and Cristal Ball agreed to convert their outstanding loans in the principal amount of $3,088,397 to shares of common stock at the rate of $3.00 per Share. Consequently, these companies received, in the aggregate, 1,029,466 Shares of Registrant's common stock all of which Shares were also "restricted securities" as that term is defined under the Act. See, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     ACQUISITION OF York Resources, Inc. and iNYC.com

     The Registrant has entered into letters of intent to acquire York Resources, Inc., a subsidiary of York Energy Limited and iNYC.com. York Resources, Inc. is a producer of natural gas in the Gulf of Mexico, offshore Texas, Louisiana. iNYC.com is a provider of DSL, other internet services, as well as providing one-stop, turn-key, solutions for all business and residential internet requirements. iNYC.com recently revolutionized web access wth the recent launch of free DSL. The proprietary program creates a level playing field for internet users. Management believes that these acquisitions represent outstanding value and provide excellent opportunity for synergistic partnerships with Ramoil operations. The specific terms of the acquisition agreements are currently being negotiated.

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

     The Company believes its present facilities will be adequate for its purposes for the foreseeable future and does not anticipate the need for additional office or operating facilities.

ITEM 3. LEGAL PROCEEDINGS.

There are several currently pending actions against Registrant. These include the following matters:

        A. In May 1996, a legal action was filed against the Company and its principal shareholder. In this suit, a Russian oil company, Lukoil, alleges that it is owed $12.5 Million from a formerly affiliated entity of the Company resulting from a failure to comply with the terms of an oil-trading contract. Although the original state court action was voluntarily dismissed, the suit was later instituted in Federal District court. The Company intends to vigorously defend against the claims being made. Currently, the Company has filed a motion to dismiss this action. There has been no decision on this motion.

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

        C. In August 1996, suit was filed against Registrant and Mr. Radulovic claiming damages of approximately $3.3 Million arising out of contract it had with another affiliated company of Mr. Radulovic. The Company is vigorously defending this suit. At present, Registrant has entered into settlement discussions and counsel for the Registrant defending these suits cannot provide an evaluation of the discussions.

        D. There are two other matters, both involving claim against affiliated companies of Mr. Radulovic which, in the aggregate, involve less than $200,000. Settlement has been reached in these matters and the settlement, in management's opinion, will not adversely impact upon Registrant or its operations.

           The Registrant knows of no other litigation pending, threatened or contemplated, or unsatisfied judgements against it. The Registrant knows of no legal action pending or threatened or judgements entered against any officers or directors of the Company in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the year ended December 31, 1999.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The principal market on which the Registrant's securities are traded is the over-the-counter market. Since July, 1996 the Registrant's securities have been trading on the "Bulletin Board" electronic quotation system under the symbol "ACIZ." Since January 2000, the Registrant's securities have been trading on the "Bulletin Board" electronic quotation system under the symbol "RAMO". Prior to that time there had been only sporadic trading in the Registrant's securities. The following table sets forth for the periods indicated the range of high and low bid quotations for the Registrant's Common Stock.

       PERIOD                                      HIGH              LOW
Quarter ended September 30, 1996                 $ 5.25             $ 5.25
Quarter ended December 31,1996                   $5.625             $4.825
Quarter ended March 31, 1997                     $ 5.25             $ 5.00
Quarter ended June 30, 1997                      $6.125             $ 5.00
Quarter ended September 30, 1997                 $5.625             $3.625
Quarter ended December 31, 1997                  $4.875             $3.875
Quarter ended March 31, 1998                     $ 5.00             $4.875
Quarter ended June 30, 1998                      $ 6.25             $ 5.00
Quarter ended September 30, 1998                 $5.625             $3.875
Quarter ended December 31, 1998                  $10.00             $9.875
Quarter ended March 31, 1999                     $10.25             $10.00
Quarter ended June 30, 1999                      $13.25             $10.25
Quarter ended September 30, 1999                 $14.50             $10.00
Quarter ended December 31, 1999                  $14.50             $ 7.50
Quarter ended March 31, 2000                     $20.00             $ 9.50

     On April 13, 2000 the reported bid price (and most recent sale price) for the Registrant's Common Stock was $8.50 per share and there were 10 market makers for the Company's securities. In February 2000 there were 249 record holders of the Company's Shares;

     On February 29, 2000 the Registrant declared a dividend in the form of its common stock. The Board of Directors approved a 5 for 1 split of the Registrant's outstanding shares of common stock. The stock dividend was authorized to provide greater liquidity for the Registrant's shareholders and to help attract additional retail and institutional investors. The record date for the dividend was March 24, 2000 and the payable date was April 13, 2000.

     The Registrant has not paid any cash dividends and there are presently no plans to pay any such dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including earning, financial condition, capital requirements and other factors. There are no contractual restrictions on the Registrant's present or future ability to pay dividends. Further, there are no restrictions on any of the Registrant's subsidiaries which would, in the future, adversely affect the Registrant's ability to pay dividends to its shareholders.

     On April 4, 2000 the Registrant issued 1,080,000 shares of common stock registered on Form S-8 to four (4) consulting firms pursuant to consulting agreements between the consulting firms and the Registrant.

ITEM 6. SELECTED FINANCIAL DATA;

                                                    Year Ended December 31
                                                       1999          1998
Summary Balance Sheet Data:
Total Assets                                        $12,679,914   $9,700,684

Total Current Assets                                  1,914,599    1,057,784

Total Current Liabilities                             3,801,009    1,722,313

Shareholders Equity                                  13,115,017   12,396,495

Accumulated Deficit                                  (8,737,318)  (6,022,515)

                                                      Year Ended December 31
                                                        1999         1998
Summary Earnings Data:

Total Revenues                                       $1,735,585   $1,240,645

Cost of Sales                                        (1,621,533)    (428,993)

Selling, General & Administrative
   Expenses                                          (2,549,981)  (1,225,691)

Depreciation                                           (215,310)    (163,990)

Sponsorship Fee                                              -0-     149,774

Interest Expense                                        (63,564)    (130,006)

Interest Income                                              -0-      93,869

Other Revenue                                                -0-      68,782

Bad Debt expense                                             -0-    (445,660)

Income (Loss) Before Taxes                           (2,714,803)    (991,044)

Income Tax (Benefit)                                         -0-          -0-

Net Income (Loss)                                    (2,714,803)    (991,044)

Earnings per Share                                       ($0.48)      ($O.18)

----------------------------------------------------------------------------
The Registrant's financial year ends December 31 of each year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. Results of Operations

During fiscal 1999, ended December 31, 1999, the Registrant's gross sales were only slightly higher than in 1998 ($1,735,585 as compared to $1,240,645) but continued dramatically lower than in 1996 when the Registrant's revenues totaled $6,202,012. This reflects the termination of a prior operations in Russia and Eastern Europe by Ramoil and Engineering and the termination of a consulting agreement with an affiliated company at the end of 1996. As such, the total sales revenues in fiscal 1997, 1998, and 1999 represented sales solely by Engineering. Total cost of revenues during fiscal 1999 were $1,621,533 and in fiscal 1998 were $428,993, as compared to $3,224,158 for fiscal 1996. As a result, the Company realized a net operating losses of $2,714,803 during fiscal 1999 and $991,044 during fiscal 1998, as compared to a net operating gain of $159,280 in fiscal 1996. As discussed earlier, it must be remembered that in September 1996 Ramoil discontinued all international trade operations, a factor that had a materially adverse impact upon revenues in fiscal 1997. in addition, in September 1996, Engineering also discontinued all sales of products in Russia, a factor that resulted in a drop in sales of more am $4.5 Million between fiscal 1996 and 1997.

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

The gross profit percentage for 1998 as 81% compared with 47% for the similar period in 1997. This increase is due to the fact that revenues in 1998 were mostly engineering services as opposed to sales of construction goods. Engineering services accounted for 83% of total revenues in 1998 as opposed to 40% for 1997. The result of this is to reduce the cost of goods sold and therefore increase the gross profit percentage. Engineering services continued to account for the increase in total revenues in 1999, although there was a decrease in the gross profit percentage.

Total operating expenses and general administration costs are 50% lower for 1998 than for the comparable period in 1997. This is primarily due to the significant cuts made by Registrant as part of its restructuring plan implemented in 1997. Ramoil has cut its workforce from 42 employees to 12 employees during fiscal years 1997 and 1998, respectively. The resultant savings associated with this work force cut has served to significantly reduce the Company's overall overhead costs. Total operating expenses and general administrative costs substantially increased in 1999 as compared with 1998. This increase is due to the expenditures necessary to commence and complete construction on the various Ramoil projects in the Middle East.

Interest revenues are comprised of interest imputed on the receivable balance owed to the Company by an affiliate owned by the majority shareholder. Interest is imputed at the primelending rate. Interest revenues decreased in 1998 due to a decrease in the prime-lending rate during fiscal 1998 and to the overall decrease in the balance due from affiliates. The interest revenues were reduced to zero in 1999 due to the lack of receivable balance owed to the Registrant.

The Company opened a branch office in Abu Dhabi, United Arab Emirates in September 1996 in order to conduct business and explore new markets in the region. The Company entered into a sponsorship agreement as discussed above. Under its terms, the sponsor provides consulting and mediation services in the emerging markets of Abu Dhabi The salaries and overhead of the branch office are funded by the Company on a monthly basis. The total cost of the Abu Dhabi branch office was $324,000 as compared to $198,000 for fiscal 1997. The cost increased again in fiscal 1999 due to the build up necessary for Ramoil Middle East projects.

Sponsorship fees for fiscal 1998 increased 288% over fiscal 1997 as a result of the addition of a sponsorship agreement entered into by CMIX, and rose again in 1999 due to the Ramoil Middle East projects.

In management's opinion, the first project from which it anticipates revenues is the Citimix concrete plant now being completed. This plant is scheduled to be completed in the summer of 2000, with revenues expected to be realized shortly thereafter. However, no assurance can be given that revenues, if any, realized from this concrete plant will be adequate to offset the continued high cost of the other projects being undertaken by Ramoil in the UAE

Management believes that until such time as it can realize significant revenues from its newly initiated operations in the UAE, if ever, the Company will continue to reflect net operating losses. In fact, it is likely that, even if revenues are derived from the concrete plant during fiscal 2000, the Company as a whole will continue to operate at a loss. Furthermore, should its efforts to establish commercially viable operations in the UAE not be successful it is likely that the Company will be unable to continue as a going concern.

Management believes that the Registrant's prospective acquisisions may help the Registrant in reflecting net operating income. However, if the acquisions are not closed the Registrant will continue to reflect operating losses until it can realize significant revenues from other sources.

III. Discussion of Financial Condition

On a consolidated basis, as of December 31, 1999 the Company had total assets of $12,679,914 with total liabilities of $8,192,720 (compared with $9,700,684 and $3,283,288 respectively for December 31, 1998). Of the Company's assets at December 31, 1999, cash and cash equivalent accounted for $0.00 and $974,088 represents trade accounts receivable (compared to $5,681 and $646,395 respectively on December 31, 1998). The increase in the Company's current assets at December 31, 1999 was principally due to the increases in inventory and accounts receivable, including trade and other accounts. The overall increase in total assets resulted from increases in taxes receivable and property, plant, and equipment (representing the Company's investment in the City Mix Project). Although, at December 31, 1999, the Company began to reflect substantial liability for advances payable.

At December 31, 1999, the Company's total stockholders' equity increased to $13,115,017, as compared to $12,396,495 at December 31, 1998. The principal reasons for this increase was the increase in contributed capital in excess of stated value which resulted from the sale of common stock. This was sufficient to offset the negative impact of the continuing losses from operations, which resulted in the Company's accumulated deficit increasing to $8,737,318 as compared to $6,022,515 at the end of 1998. The principal source of funds for the Company's operations have been, and continue to be, revenues earned by Engineering and the continued financial support of the Company's major shareholder, both of which factors are essential to the Company ability to continue operations.

During the fiscal year ending December 31, 2000, the Company will face substantial expenditures in connection with the projects now committed to in the UAE. In addition the Company will require approximately $50 Million as a "founder" in the Saadyiat Free Trade Zone Authority.

Based upon available cash on hand and expected revenues from the operations of Engineering, management is of the opinion that it will not have adequate available funds to meet its anticipated capital expenditures and cash needs for fiscal 2000. Therefore, unless a funding source is identified and appropriate funding agreements reached, of which there can be no assurance, it is unlikely that the Company will be able to meet any of its funding commitments for the projects now under way in the UAE, except, in management's opinion, the funding needs for the City Mix Project. However, it is uncertain as to what effect a default in any of its funding commitments in the UAE will have. It is possible that the Company's sponsor will terminate his sponsorship and support of the Company, in which event the Company will have to obtain another sponsor and may suffer a loss of all funds invested in those project to date.

IV. Trends Affecting Liquidity, Capital Resources and Operations

Over the past decade, economic conditions worldwide have favored the development of business oriented projects designed to meet the needs of developing business and financial interests in many developing areas. Among the fastest growing areas in the world is the Middle East. Combining the great wealth that come from extensive oil-related interests with diminished threats of war and terrorist activities, the UAE has emerged as a leader in this region. Management believes this trend, coupled with the support of the Company's sponsor, who himself is a recognized leader in the region, has situated the Company in a position to participate in the growth of the UAE. Provided the Company can meet its financial obligations under the various projects discussed above, management believes it can be an integral part of the growth being experienced in the UAE and that the beriefits to the Company will be a major factor in its growth over the foreseeable future.

With the collapse of traditional political and ideological barriers, the demand for products from all parts of the world has increased perceptibly with many developing and third world nations now looking for products from many different countries. This has been particularly true of countries with "soft" currencies (i.e. currencies not readily exchangeable into established currencies such as British pounds, US dollars, etc.), which at present are unable to pay for their purchases in US dollars. Management believes that the greatest demand for all kinds of foreign products will come from these new developing third world countries over the foreseeable futare. This is but one factor that favors the development of a free trade zone in the Middle East, such as the Saadiyat Free Trade Zone proposed by the UAE. Management knows of no other trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future.

VI. Inflation.

During the past few years inflation worldwide has been relatively stable which, coupled with the relative strength of the economic conditions in the Middle East, including the UAE, discussed above, is expected to have a beneficial effect upon the Companys planned operations in the UAE. In management's opinion, these favorable conditions are expected to continue for the foreseeable future and management does not anticipate that inflation will have an adverse impact upon its operations in the foreseeable future.

VII Forward Looking Statements.

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

Based upon an assessment made during fiscal 1998, the Company has updated all versions of operations and financial software so that all of its systems will utilize dates beyond December 31, 1999 properly, In addition, the Company has evaluated its auxiliary computer application systems for Year 2000 compliance. The Company has mitigated the Year 2000 issue.

The Company initiated formal communications with all of its significant suppliers, financial institutions and major customers to determine the extent to which the Company may have been vulnerable to any third parties' failure to remediate their own Year 2000 issues. The financial impact to the Company of bringing its equipment and systems into Year 2000 compliance did not materially effect its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial-Statements:                                          Reference:
Independent Certified Public Accountant's Report               F-1

Consolidated Balance Sheets                                    F-2

Consolidated Statement of Operations                           F-3

Consolidated Statements of Cash Flows                          F-4

Consolidated Statements of Changes in Shareholders' Equity     F-5

Notes to Financial Statements                                  F-6 - F-10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 16, 2000, Brian Donahue, CPA, the Registrant's Certifying Accountant, was replaced. Brian Donahue's reports have not contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Nor has there been any disagreement with Brian Donohue on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Brian Donahue is still retained by the Registrant for other services.

On February 16, 2000, Charles R. Eisenstein, Certified Public Accountants, was engaged to serve as the Registrant's new auditor. The election of Eisenstein, was approved by the Board of Directors of the Registrant. Prior to hiring Eisenstien, neither management or anyone acting on its behalf consulted Eisenstien during our two most recent fiscal years or the subsequent interim periods.

ITEM 10. EXHIBITS AND SUPPLEMENTAL INFORMATION

         The following exhibits are filed as part of this Report.

                  23.1 Consent of Charles R. Eisenstien, CPA
                  27.1 Financial Data Schedule


                             SHAREHOLDER INFORMATION

FORM 10-KSB AVAILABILITY.

A copy of the 1999 Form 10-KSB filed with the Securities and Exchange Commission will be forwarded, upon request, to any shareholder. Requests should be directed to:

                            Roduljob Radolovic, CEO,
                             Ramoil Management, Ltd
        2424 North Federal Highway, Suite 350, Boca Raton, Florida 33431

Transfer Agent and Registrar:

                   American Securities Transfer & Trust, Inc.
                            12039 W. Alameda Parkway
                               Lakewood, CO 80228

Independent Auditors:

                           Charles R. Eisenstein, CPA
                               4750 Bedford Avenue
                            Brooklyn, New York 11235

Corporate Offices:

                             Ramoil Management, Ltd.
        2424 North Federal Highway, Suite 350, Boca Raton, Florida 33431
                            Telephone (561) 338-5611



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, State of Florida, on the 13th Day of April, 2000.


                                  RAMOIL MANAGEMENT, LTD.

                                  By /s/ Raduljob Radulovic
                                     ------------------------------------------
                                  Raduljob Radulovic, Chief Executive Officer,
                                  Chief Financial Officer, Secretary

                                  By /s/ Alexander Taflevich
                                     ------------------------------------------
                                  Alexander Taflevich, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signature                     Title                 Date
                  ---------                     -----                 ----
         By: /s/ William Brown.                 Director          April 13, 2000
            -------------------
              William Brown

         By: /s/ Zarko Radulovic                 Director         April 13, 2000
             -------------------
              Zarko Radulovic

         By: /s/ Raduljob Radulovic              Director         April 13, 2000
             ----------------------
              Raduljob Radulovic

         By /s/ Alexander Taflevich             Director         April 13, 2000
            -----------------------
              Alexander Taflevich

                    INDEX TO FINANCIAL REPORTS AND STATEMENTS


Independent Certified Public Accountant's  Report                       F-1

Consolidated Balance Sheets                                             F-2

Consolidated Statement of Operations                                    F-3

Consolidated Statements of Cash Flows                                   F-4

Consolidated Statements of Changes in Shareholders' Equity              F-5

Notes to Financial Statements                                  F-6 to  F-10

                              CHARLES R. EISENSTEIN
                           Certified Public Accountant
                               4750 Bedford Avenue
                               Brooklyn, NY 11235
                                 (718) 891-7082

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Shareholdors of
     Ramoil Management, Ltd.

I have audited the accompanying consolidated balance sheets of Ramoil Management, Ltd. as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ramoil Management, Ltd. as of December 31, 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles consistently applied.

New York, New York
April 10, 2000

                             RAMOIL MANAGEMENT, LTD
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

                                                                                  December 31,
                                                                     -------------------------------------
                                                                           1999                 1998
                                                                     -------------------------------------
                                     Assets

Current assets:
  Cash on deposit                                                       $        -              $ 5,681
  Trade accounts receivable                                                974,088              646,395
  Inventories                                                              792,100              250,175
  Prepaid expenses                                                         148,411              155,533
                                                                     -----------------   -----------------
  Total current assets                                                   1,914,599            1,057,784

Other assets:
  Due from affiliates                                                      868,457              671,140
  Taxes receivable                                                         657,528              280,466
  Other assets                                                               8,263                9,341
  Notes receivable                                                       2,260,000            2,000,000
  Property, plant, and equipment (net of accumulated depreciation)       6,791,491            5,439,647
  Goodwill (net of accumulated amortization)                               179,576              242,306
                                                                     -----------------   -----------------
  Total other assets                                                    10,765,315            8,642,900
                                                                     -----------------   -----------------
    Total assets                                                       $12,679,914          $ 9,700,684
                                                                     =================   =================

                      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                                 $3,674,591          $ 1,385,609
  Other current liabilities                                                126,418              336,704
                                                                     -----------------   -----------------
  Total current liabilities                                              3,801,009            1,722,313

Long term liabilities:
  Secured loans payable                                                  1,342,497            1,175,130
  Pensions and benefits payable                                                  -              385,845
  Advances payable                                                       3,049,214                    -
                                                                     -----------------   -----------------
    Total long term liabilities                                          4,391,711            1,560,975

Shareholders' equity
  Common stock, par value $.0001 per share, 300,000,000 shares authorized; 5,762,717 shares issued and outstanding at
   December 31, 1999 and 5,643,017 at December 31, 1998                        576                  564
  Contributed capital in excess of stated value                         13,115,017           12,396,495
  Other comprehensive income-currency translation                          108,919               42,852
  Accumulated deficit                                                   (8,737,318)          (6,022,515)
                                                                     -----------------   -----------------
   Total shareholders' equity                                            4,487,194            6,417,396
                                                                     -----------------   -----------------
Total liabilities and shareholders' equity                             $12,679,914          $ 9,700,684
                                                                     =================   =================



                            See accompanying notes.

                             RAMOIL MANAGEMENT, LTD
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

                                                                      December 31,
                                                           ----------------------------------
                                                                  1999              1998
                                                           ----------------------------------
Revenues:
  Gross sales                                                 $ 1,735,585      $ 1,240,645
  Less cost of sales                                           (1,621,533)        (428,993)
                                                           --------------    -------------
Gross profit on sales                                             114,052          811,652

Less operating expenses:
  General administration                                       (2,549,981)      (1,225,691)
  Depreciation and amortization                                  (215,310)        (163,990)
                                                           --------------    -------------

Net income (loss) from continuing operations                   (2,651,239)        (578,029)


Other revenues and expenses:
  Interest income                                                       -           93,869
  Other revenue                                                         -           68,782
  Bad debt expense                                                      -         (445,660)
  Interest expense                                                (63,564)        (130,006)
                                                           --------------    -------------
Net income (loss) before provision for income taxes            (2,714,803)        (991,044)
Provision for income taxes                                              -                -
                                                           --------------    -------------
Net income (loss)                                            $ (2,714,803)      $ (991,044)
                                                           ==============    =============


Earnings per share:
Basic                                                             $ (0.48)         $ (0.18)
                                                           ==============    =============

Weighted average of common shares:
Basic                                                           5,680,188        5,564,209
                                                           ==============    =============


                            See accompanying notes.

                             RAMOIL MANAGEMENT, LTD
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

                                                                                Years Ended
                                                                               December 31,
                                                                 ------------------------------------------
                                                                        1999                   1998
                                                                 -------------------    -------------------
Operating activities:
  Net income (loss)                                                   (2,714,803)              (991,044)
  Adjustments to reconcile net income items not requiring
    the use of cash:
      Depreciation and amortization                                      215,310                163,990

Changes in other operating assets and liabilities:
  Trade accounts receivable                                             (327,693)             1,208,401
  Inventories                                                           (541,925)               114,381
  Prepaid expenses                                                         7,122                 18,131
  Taxes receivable                                                      (377,062)               (93,320)
  Other assets                                                             1,078                     --
  Notes receivable                                                      (260,000)            (1,591,000)
  Accounts payable and accrued expenses                                2,288,982             (1,553,164)
  Pensions and benefits payable                                         (385,845)               250,345
  Other current liabilities                                             (210,286)            (1,131,914)
                                                                 ---------------        ---------------
Net cash provided (used) by operating activities                      (2,305,122)            (3,605,194)

Investing activities:
  Purchase of property and equipment                                  (1,504,424)            (4,003,836)
                                                                 ---------------        ---------------
Net cash provided (used) by investing activities                      (1,504,424)            (4,003,836)

Financing activities:
  Proceeds from issuance of common stock                                 718,534                 92,500
  Funds received from sale of warrants                                        --                510,000
  Change in foreign currency valuation                                    66,067                (69,447)
  Increase in borrowing from banks                                       167,367                827,199
  Due from affiliates                                                   (197,317)               334,863
  Advances from affiliates                                             3,049,214              5,667,217
                                                                 ---------------        ---------------
Net cash provided (used) by financing activities                       3,803,865              7,362,332
                                                                 ---------------        ---------------
Net increase (decrease) in cash during fiscal year                        (5,681)              (246,698)

Cash balance at beginning of fiscal year                                   5,681                252,379
                                                                 ---------------        ---------------
Cash balance at end of the fiscal year                              $         --           $      5,681
                                                                 ===============        ===============
Supplemental disclosures of cash flow information:
Interest paid during the fiscal year                                $     63,564           $    130,006
Income taxes paid during the fiscal year                            $         --           $         --


                            See accompanying notes.

                             RAMOIL MANAGEMENT, LTD
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

                                              Common Stock                                        Other                    Total
                                  -----------------------------   Paid-In      Retained     Comprehensive             Comprehensive
                                   Shares             Amount      Capital       Deficit       Net Income     Total      Net Income
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1997       3,715,299             $372   $ 6,126,970   $(5,031,472)      $112,299  $ 1,208,169  $(5,143,771)
Warrants sold                                                       510,000                                   510,000          --
Loans converted to common          1,887,718              188     5,667,029                                 5,667,217          --
  stock
Common stock issued                   40,000                4        92,496                                    92,500          --
  upon exercise of warrants
Currency translation adjustment                                                                  (69,447)     (69,447)     (69,447)
Net loss for fiscal year                                                         (991,044)                   (991,044)    (991,044)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1998       5,643,017              564    12,396,495    (6,022,516)        42,852    6,417,395   (6,204,262)
Issuance of common stock             119,700               12       718,522                                   718,534          --
Currency translation adjustment                                                                   66,067       66,067       66,067
Net income for the period                                                      (2,714,802)                 (2,714,802)  (2,714,802)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1999       5,762,717             $576   $13,115,017   $(8,737,318)      $108,919  $ 4,487,194  $(8,852,997)
                                  =================================================================================================


                            See accompanying notes.

                             RAMOIL MANAGEMENT, LTD
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



1.       GENERAL

         Outstanding Common Stock

         Ramoil Management, Ltd. (the Company) is a Delaware corporation organized on December 30, 1986 for the purpose of engaging in and acquiring profitable business opportunities in the United States and overseas. On June 10, 1996, the Company effected a 1-for-10 reverse split of its issued common stock reducing its outstanding common shares from 16,670,000 to 166,700. Simultaneously, the Company acquired 100% of the outstanding shares of Ramoil Management Company, Inc. (RMC) in exchange for 3,135,000 newly issued shares of the Company's stock.

         Simultaneous to this transaction, the Company issued common stock warrants where each warrant entitled the holder to purchase one share of common stock. A total of 800,000 warrants were issued with an exercise price of $2.50 and 450,000 warrants were issued with an exercise price of $5.00. The warrants expired in July 1998. During the exercise period of the warrants, 450,600 of the $2.50 warrants had been exercised.

         In September 1998, the two majority shareholders of the Company elected to convert outstanding loans to RMC amounting to $5,667,217 into 1,819,033 shares of common stock.

         As a result of the above transactions, the Company has 5,571,332 issued and outstanding shares at December 31, 1999.

         Company Holdings

         Ramoil Management Company, Inc. (RMC) was incorporated in 1992 in Boca Raton, Florida and is in the business of providing consulting and managerial services to its subsidiary companies, Ramoil Engineering S.P.A. (RME) and City Mix Concrete, Inc. (CMIX) and, until December 31, 1997, to its affiliate, Ramoil Holdings, Inc. (RMH). In late 1996, RMC opened a branch in Abu Dhabi, United Arab Emirates (UAE) in order to manage the various projects in which RMC was engaged.

         Ramoil Engineering S.P.A. (RME) was established in 1993 under Italian law and provides construction supplies and services. Its principal line of business consists of the manufacture and sale of commercial furniture and aluminum frames for windows, doors, and other uses. RME is also involved in providing engineering services for various construction projects in Italy.

         City Mix Concrete (CMIX) was established in 1998 in Abu Dhabi, United Arab Emirates and will process and sell concrete to various building projects in the UAE. Although not yet active, the plant project is under construction and management expects the plant to be

                            RAMOIL MANAGEMENT, LTD
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998

         on line in mid-1999. CMIX is owned by RMC through a consulting agreement with its majority shareholder, Rodoljub Radulovic.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Property, Plant, and Equipment

         Property, plant, and equipment are recorded at cost. Depreciation and amortization are calculated on the straight-line method based upon the following estimated useful lives:

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

                            RAMOIL MANAGEMENT, LTD
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998


         At December 31, 1999, the property, plant, and equipment account details as follows:

                   Buildings and plant                        $3,825,745
                   Leasehold improvements                        438,153
                   Machinery and equipment                     3,105,742
                   Furniture and fixtures                        331,127
                   Office equipment                               58,043
                   Vehicles                                      164,725
                   Accumulated depreciation                   (1,132,044)
                                                          ------------------
                   Total property, plant, and equipment       $6,791,491

         Goodwill is the excess of funds paid over cost by RME to purchase Artifex Inc. in 1995. The goodwill account is being amortized over a 40-year period on a straight-line basis.

         Other Assets

         Other assets include prepaid rent and sponsorship fees in the Company's Abu Dhabi branch.

         Income Taxes

         The Company utilizes Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires the Company to compute deferred income taxes based upon the difference between the financial statement and tax bases of the assets and liabilities using the tax rates in effect for the year in which the difference are expected to reverse.

         Foreign Currency Translation

         The financial statements of RME are prepared in Italian lire and the financial statements of CMIX are prepared in Arabian dirhams. Assets and liabilities are converted at the exchange rate in effect as of the balance sheet date. Income and expense items are translated at the average rate in effect over the time period reported. The capital accounts of RME and CMIX are translated at the rate prevailing at inception. The resulting differences caused by these translation adjustments have been accumulated in a separate component of stockholders' equity called the "cumulative translation adjustment." The $69,447 decrease in the cumulative translation adjustment for fiscal 1998 is due mainly to the drip in the Italian lire rate from 1,758 per dollar at December 31, 1997 to 1,652 per dollar at December 31, 1998.

3.       RELATED PARTY TRANSACTIONS

         The Company had provided management services to Ramoil Holding Co., LTD
         (RHC), a company affiliated through common ownership by the Company's majority shareholder. Under the terms of the management agreement, the Company received a minimum annual

                            RAMOIL MANAGEMENT, LTD
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998


         fee of $1,000,000 with additional amounts due based on other services The Company has accounted for these fees as "Due from Affiliates." Funds that were subsequently remitted by the majority shareholder directly to the Company or to third parties on behalf of the Company were then netted against this receivable balance.

         During fiscal 1998, management has decided to cancel this consulting agreement for fiscal 1997 and 1998. The majority shareholder has agreed to a formal payment plan where the balance of this account will be received over a three-year period with interest compounded monthly at the floating prime rate.

         As of December 31, 1999, RHC had an outstanding receivable balance owed to the Company of $671,140. The Company has imputed interest on this balance during fiscal 1998 based on the amount of $83,658.

4.       COMMITMENTS

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

         In addition, RMC had entered into an agreement to provide financing for the construction of 83 apartment and villa units in Al Ain City, Abu Dhabi, United Arab Emirates with the licensed owner of the land being developed. Under the terms of the agreement, RMC was obligated to finance the total construction costs of the project, including licensing fees, while in return receiving a mortgage on the property being developed. The contracted cost of the project is $11,475,410. The Company has provided $2,000,000 in funding for this project through December 31, 1999. The agreement provides for a five-percent penalty payment of the full contract value by the Company by the owner of the land in the event of non-performance.

         On April 20, 1999, the parties mutually agreed to cancel this financing agreement whereby the Company is relieved of its financing obligation and has received an unsecured promissory note for $2,000,000 payable at December 31, 2001 from the owner of the land being developed.

5.       CONTINGENCIES

         Substantially all the operations of the Company are conducted in Italy and the United Arab Emirates. Such operations are affected by the domestic and political developments

                            RAMOIL MANAGEMENT, LTD
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998


         occurring there. The degree of these occurrences and their overall affect on the Company cannot be predicted but could be material in nature.

         In addition, all business activity of a foreign corporation in Abu Dhabi requires the corporation to be sponsored by an Abu Dhabi national. As of December 31, 1998, the Company's sponsorship agreements in effect will expire in early 2000. Normally, the sponsorship agreement provides for an annual fee to be prepaid to the sponsor and for the sponsor to share in the proceeds of a completed project on a percentage basis. The agreements are cancelable, at will, by the sponsor. Cancellation of the sponsorship agreements could have a material adverse affect on the Company's ability to operate as a going concern in the United Arab Emirates.

6.       LEGAL MATTERS

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