Form 10QSB
period 2000-03-31
RAMOIL MANAGEMENT LTD
filed 2000-05-22
CIK 811780

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB

                 Quarter Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2000            Commission File Number: 033-12507-NY

                             RAMOIL MANAGEMENT, LTD.
               (Exact name of registrant as specified in charter)

                   DELAWARE                                   13-3437739
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification No.)
         incorporation or organization)


2424 NORTH FEDERAL HIGHWAY, SUITE 350, BOCA RATON, FLORIDA       33431
     (Address of principal executive offices)                  (Zip Code)

                                 (516) 338-5611
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
                requirements for the past 90 days. Yes  X   No
                                                       ---     ---

    The number of shares of common stock outstanding as of March 31, 2000 was 5,571,332

                             RAMOIL MANAGEMENT, LTD.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements:

Unaudited Consolidated Balance Sheet as of March 31, 2000
and December 31, 1999                                                        3

Unaudited Consolidated Statement of Operations as of the Three
Months Ended March 31, 1999 and March 31, 2000                               4

Unaudited Consolidated Statement of Cash Flows as of the Three
Months Ended March 31, 1999 and March 31, 2000                               5

Unaudited Consolidated Statement of Owner's Equity for the
Period January 1, 2000 to March 31, 2000                                     6

Notes to the Unaudited Consolidated Financial Statements                     7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           10

PART II - OTHER INFORMATION

Item 1.      Legal Information                                              21

Item 2.      Changes in Securities and use of Proceeds                      22

Item 3.      Defaults upon Senior Securities                                22

Item 4.      Submission of Matters to Vote of Security Holders              22

Item 5.      Other Information                                              22

Item 6.      Exhibits and Reports on Form 8-K                               23

Signatures                                                                  23

                             RAMOIL MANAGEMENT LTD.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                                           03/31/00       12/31/99
ASSETS

Current assets:

   Cash                                                                                          $0             $0
   Trade receivables                                                                      1,204,270        974,088
   Inventories                                                                              872,874        792,100
   Prepaid expenses                                                                         155,299        148,411
                                                                                        ------------   ------------

   Total current assets                                                                   2,232,443      1,914,599

Other assets:
   Due from affiliates                                                                      868,457        868,457
   Taxes receivable                                                                         675,478        657,528
   Other assets                                                                               8,378          8,263
   Notes receivable                                                                       2,260,000      2,260,000
   Property, plant, and equipment (net of accumulated depreciation)                       6,932,088      6,791,491
   Goodwill (net of accumulated amortization)                                               163,894        179,576
                                                                                        ------------   ------------
                           Total assets                                                 $13,140,738    $12,679,914
                                                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and  accrued expenses                                                 3,706,440      3,627,791
   Convertible debentures payable                                                           750,000              0
   Other current liabilities                                                                196,480        126,418
                                                                                        ------------   ------------

   Total current liabilities                                                              4,652,920      3,754,209

Long term liabilities:
   Secured loans payable                                                                  1,307,908      1,342,497
   Advances payables                                                                      2,868,050      2,874,214

Common Stock,  par value $.0001 per share, 300,000,000 shares authorized:
    5,571,332 shares issued and outstanding at March 31, 2000 and
    5,571,332 at December 31, 1999                                                             557            557
Contributed Capital in excess of stated value                                            13,336,836     13,336,836
Other comprehensive income- currency translation                                             75,223        108,919
Accumulated deficit                                                                     (9,100,756)    (8,737,318)
                                                                                        ------------   ------------
                           Total shareholders' equity                                     4,311,860      4,708,994
                                                                                        ------------   ------------
                           Total Liabilities & Shareholders' Equity                     $13,140,738    $12,679,914
                                                                                        ============   ============

Please see accompanying notes to these financial statements.

                             RAMOIL MANAGEMENT LTD.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
         AS OF THE THREE MONTHS ENDING MARCH 31, 2000 AND MARCH 31, 1999

                                                   3/31/00       3/31/99
Revenues:

            Gross Sales                             $20,474      $444,723
            Less cost of sales                      (11,510)     (225,211)
                                                ------------   -----------

            Gross profit on sales                     8,964       219,512

Less operating expenses:

            General administration                 (323,274)     (302,351)
                                                ------------   -----------

Net loss operations                                (314,310)      (82,839)

Other revenues and expenses:

            Interest income                               0        11,878
            Interest expense                        (49,128)      (51,424)
                                                ------------   -----------

Net loss before provision for income taxes         (363,438)     (122,385)

Provision for income taxes                                0             0
                                                ------------   -----------

Net loss                                          ($363,438)    ($122,385)
                                                ============   ===========

Loss per share:

Basic                                                ($.07)        ($.02)

Weighted average of Common Shares:

Basic                                            5,571,332     5,643,017


Please see accompanying notes to these financial statements.

                             RAMOIL MANAGEMENT LTD.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
         AS OF THE THREE MONTHS ENDING MARCH 31, 2000 AND MARCH 31, 1999

                                                               3/31/00        3/31/99
Operating Activities:
  Net income (loss)                                           ($363,438)     ($122,385)
  Adjustments to reconcile net income items
    not requiring the use of cash:
       Depreciation and amortization                             39,413         38,102

Changes in other operating assets and liabilities:
   Trade accounts receivable                                   (230,182)       (17,350)
   Inventories                                                  (80,774)        (6,943)
   Prepaid expenses                                              (6,888)             0
   Taxes receivable                                             (17,950)        83,844
   Other assets                                                    (115)        39,904
   Accounts payable and  accrued expenses                        78,649         89,215
   Pensions & benefits payable                                        0        (16,241)
   Advances payable                                              (6,164)     1,157,972
   Other current liabilities                                     70,062        (35,368)
                                                           -------------   -------------

Net cash provided by operations                                (517,387)     1,210,750

Investing Activities:
     Purchase of property and equipment                        (164,328)      (960,610)
                                                           -------------   -------------

Net cash used by investing activities                          (164,328)      (960,610)

Financing Activities:
   Proceeds from issuance of common stock                             0              0
   Issuance of convertible debentures                           750,000              0
   Payments of borrowings from banks                            (34,589)             0
   Advances from affiliates                                           0       (127,825)
                                                           -------------   -------------

Net cash provided by used by financing activities               715,411       (127,825)

   Change in foreign currency valuation                         (33,696)       (61,837)
                                                           -------------   -------------

Net increase in cash during fiscal year                               0         60,478

Cash balance at beginning of fiscal year                              0          5,681
                                                           -------------   -------------

Cash balance at end of the period                                    $0        $66,159
                                                           =============   =============

Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year                       $39,128        $51,424
     Income taxes paid during the fiscal year                        $0             $0

Please see accompanying notes to these financial statements.

                             RAMOIL MANAGEMENT LTD.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES
          UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN OWNERS' EQUITY
                FOR THE PERIOD JANUARY 1, 2000 TO MARCH 31, 2000

                                                                                                     Other
                                            Common Stock           Paid in        Retained       Comprehensive
                                         Shares       Amount       Capital        Deficit         Net Income           Total

Balance at January 1, 2000               5,571,332     $557      $13,336,836     ($8,737,318)      $108,919         $4,708,994

Shares returned to treasury                                                                                                  0

Foreign currency translation                                                                        (33,696)           (33,696)

Net income for the period                                                           (363,438)                         (363,438)
                                        ----------     ----      -----------    ------------       --------         ----------

Balance at March 31, 2000                5,571,332     $557      $13,336,836     ($9,100,756)       $75,223         $4,311,860
                                        ==========     ====      ===========    ============       ========         ==========

Please see accompanying notes to these financial statements.

                             RAMOIL MANAGEMENT LTD.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ending March 31, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Ramoil Mgt. Ltd. and subsidiaries (the "Company") Form 10-KSB for the year ending December 31, 1999.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant inter-company balances and transactions have been eliminated in consolidation.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

NOTE 2-  COMPANY NAME CHANGE

In June 1996, the Company changed its name from American Corporate Investors Inc. to Ramoil Management Ltd. This name change did not become effective with the SEC and NASDAQ OTC:BB until January 2000. In January 2000 the Company also obtained a new cusip number and changed its trading symbol from "ACIZ" to "RAMO".

NOTE 3- CONVERTIBLE DEBENTURES

During the quarter, the Company issued convertible debentures to a financing company with a face value of $750,000. The debentures carry an interest rate of 10% and are due on demand and are renewable on an annual basis. The debentures are convertible into 250,000 shares of common stock at an exercise price of $3.00 per share. Please see note below.

Management has concluded that the debentures do not have a favorable conversion feature and therefore there is no amortization warranted as per Emerging Issues Task Force (EITF) No.98-5.

NOTE 4- EARNINGS PER SHARE

The Company apples SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. The effect of the convertible debentures on loss per share is not included because their effect would be anti-dilutive.

NOTE 5- SEGMENT INFORMATION

The Company's business operations are divided into three segments, the engineering activities of Ramoil Engineering SPA (RME), located in Rimini, Italy, the construction of a concrete plant in Abu Dhabi, United Arab Emirates through CityMix, LLC. (CMIX), and the transactions of the corporate office, Ramoil Management Company (RMC). The corporate office, through its branch office in Abu Dhabi, is financing the construction of an office building complex in Abu Dhabi, United Arab Emirates.

The Company's business segments are based upon business units or entities that offer different products or services or are involved in different capital projects.

The following is a summary of the Company's segment information for the three months ending March 31, 2000 and March 31, 1999:

                              3/31/00            3/31/99
Gross sales:
  RME                           $20,474            $444,723
  CMIX                                0                   0
  RMC                                 0                   0
                            -----------         -----------

Total                           $20,474            $444,723
                            ===========         ===========

Gross profits
  RME                            $8,964            $219,512
  CMIX                                0                   0
  RMC                                 0                   0
                            -----------         -----------

Total                            $8,964            $219,512
                            ===========         ===========

Loss from operations
  RME                          ($13,634)           $142,168
  CMIX                          (45,449)            (23,432)
  RMC                          (255,227)           (201,575)
                            -----------         -----------

Total                         ($314,310)           ($82,839)
                            ===========         ===========

Depreciation & amortization
  RME                           $22,598             $21,331
  CMIX                            5,249               2,083
  RMC                            11,566              14,688
                            -----------         -----------

Total                           $39,413             $38,102
                            ===========         ===========

Interest expense
  RME                           $11,265             $51,424
  CMIX                           27,860                   0
  RMC                            10,003                   0
                            -----------         -----------

Total                           $49,128             $51,424
                            ===========         ===========

Assets
  RME                        $4,463,554          $3,149,857
  CMIX                        5,947,714           4,551,531
  RMC                         2,729,470           3,010,652
                            -----------         -----------

Total                       $13,140,738         $10,712,040
                            ===========         ===========

NOTE 6- SUBSEQUENT EVENTS

In April 2000, the Company executed a 5 for 1 forward split of its common stock. As a result, issued and outstanding shares increased from 5,571,332 to 27,856,660. Par value per share decreased from $.0001 to $.00002.

The convertible debentures exercise price decreased from $3 per share to $.60 per share and the amount of shares convertible increased from 250,000 shares to 1,250,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                   OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the company's actual consolidated results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

          Inability of the company to secure additional financing

          Unexpected economic changes in the United States, Europe, and the Middle East

          The imposition of new restrictions or regulations by government agencies in Italy and the United Arab Emirates that could affect the Company's business activities

          Whether acquired businesses perform at pro forma levels used by management in the valuation process and whether, and the rate at which, management is able to increase the profitability of acquired businesses.

          The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems, and retaining or attracting key personnel, among other things.

          The amount and rate of growth in the Company's corporate general and administrative expenses.

          Changes in interest rates, which can increase or decrease the amount the Company pays on borrowings.

          Changes in accounting policies and practices adopted voluntarily or required to be adopted by generally accepted accounting principles.

The Company cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by, or on behalf of, the Company.

SEGMENT REPORTING DISCLOSURES

The Company's business segments are based upon business units or entities that offer different products or services or are involved in particular construction projects. Below is a description of each segment.

Ramoil Engineering S.P.A. (RME) was established in 1993 under Italian law and provides office furniture and engineering services. Initially, its principal line of business consisted of the manufacture and sale of commercial furniture and aluminum frames for windows, doors, and other uses. During these initial years of business, the majority of RME's customer base was Eastern European countries and the former Soviet Union. As a result of the economic downturn experienced in these regions in the mid-nineteen nineties, RME lost most of its customer base and the demand for its furniture products could not be replaced. Consequently, RME began providing engineering services for various construction projects in Italy and the United Arab Emirates.

City Mix LLC, (CMIX) was established in 1998 in Abu Dhabi, United Arab Emirates and is in the process of building a concrete plant which it will own and manage at the plant's completion. CMIX is owned by Ramoil Management Co., (RMC), through a consulting agreement with its majority shareholder and chairman of the board, Roduljob Rodulovic.

Ramoil Management Company, (RMC) was incorporated in 1992 in Boca Raton, Florida and is in the business of providing consulting and managerial services to its subsidiary companies. In late 1996, RMC opened a branch office in Abu Dhabi, United Arab Emirates in order to manage and finance the construction project of an office complex in Abu Dhabi, United Arab Emirates and manage various other projects.

RESULTS OF OPERATIONS

Please note that the Company's auditors have expressed significant doubt as to the Company's ability to continue to operate as a going concern (see Annual Report 10-KSB as of December 31, 1999) due to the significant operating losses incurred in fiscal 1999 and in prior fiscal years. The ability of the Company to complete various construction projects currently underway is dependent upon its ability to secure substantial amounts of additional funding. The eventual success of management's plans cannot be assured nor can it be assured that the Company will achieve future profitability even in the event that such additional funding is secured and the projects are completed.

The Company continues to incur substantial operating losses through March 31, 2000.

FIRST QUARTER ENDED MARCH 31, 2000 COMPARED TO FIRST QUARTER ENDED MARCH 31,
1999:

Consolidated sales, gross profit, and net income:

During the first three months of fiscal year 2000, the Company had combined gross sales of $20,474, compared to $444,723 with first quarter of fiscal year 1999, a decrease of 95%. Consequently, gross profits fell to $8,964 for the three months ending March 31, 2000 as compared to $219,512 for the three months ending March 31, 1999, or a decrease of 96%. Gross profits as a percent of gross sales decreased to 44% for the period as compared to 49% for the prior year's first quarter. The Company's gross sales and gross profits are generated solely by RME's engineering activities. CMIX and RMC are in the development stage and are not expected to generate any profits until their respective capital projects are completed.

Consolidated general and administrative expenses for the quarter ending March 31, 2000 increased to $323,274 as compared to $302,351 for the quarter ending March 31, 1999, an increase of 7%.

After deducting interest cost of $49,128, net loss for Q1 2000 increased to $363,438, or 197%, from the loss of $122,385 recognized in Q1 1999. On a per share basis, basic loss per share increased to $.07 in Q1 2000 from $.02 in Q1 1999.

Ramoil Engineering SPA (RME):

Gross sales from RME decreased to $20,474 in Q1 2000 from $444,723 in Q1 1999, or 95%. Consequently gross profits decreased to $8,964 from $219,512, or 96%. Gross profits as a percentage of gross sales decreased to 44% in Q1 2000 from 49% in Q1 1999. Typically, RME's engineering revenues are generated by projects subcontracted to it by other engineering firms in Italy and the United Arab Emirates. The segment employs five engineers who are generally involved on one project at a time and consequently the generation of engineering revenues is sporadic. RME was not involved in a large engineering project during this first quarter, as was the case in the first quarter of fiscal 1999, hence the dramatic decrease in gross sales. Gross sales for the first quarter of fiscal 2000 are the result of minor engineering projects and consulting. The decrease in the gross profit percentage is a result of significant price competition that RME faces and its efforts to meet that competition.

Although RME's overhead costs decreased 71% from $77,344 in Q1 1999 to $22,598 in Q1 2000, loss from operations of RME was $13,634 in Q1 2000 compared to a gain of $142,168 in Q1 1999. The significant decrease in overhead costs resulted from the reduction of the number of employees and the attendant decrease in payroll and benefits costs.

CitMix Ltd (CMIX):

Operating expenses for CMIX increased to $45,449 in Q1 2000 as compared to $23,432 in Q1 1999, or 94%. The cost increase is attributable to the hiring of another engineer in late fiscal 1999 and higher insurance and office administrative expenses. The following is an approximate detail of the material operating costs of CMIX:

             Salary costs                      $18,000

             Office and administration         $15,000

             Depreciation:                     $ 5,000

             Travel expenses                   $ 5,000

The increase in interest costs in Q1 2000 from Q1 1999 is a result of a $1 million bank loan executed in November 1999. The loan is secured by the Company's sixteen cement mixers and is due in November 2002. The loan carries an interest rate of 10.50%.

Ramoil Management Co. (RMC):

Operating costs for the corporate offices in Boca Raton, Florida and its branch office in Abu Dhabi increased 27% to $255,227 for Q1 2000 from $201,575 in Q1 1999. The following is an approximate detail of the material operating costs incurred:

             Salaries and benefits                     $19,000

             Travel costs                              $57,000

             Depreciation                              $12,000

             Office rent                               $52,000

             Office administration                     $11,000

             Professional fees                         $19,000

             Abu Dhabi branch office salaries          $66,000

             Abu Dhabi branch office administration    $ 8,000

Travel costs include the expenses incurred by management for travelling between the United States, Italy, and Abu Dhabi.

The increase in interest costs in Q1 2000 from Q1 1999 is a result of the $750,000 convertible debentures issued to a financing company in the first quarter of fiscal 2000. The loan is unsecured and carries an interest rate of 10% and is due on demand.

II. DISCUSSION OF FINANCIAL CONDITION- LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the company had a working capital deficit of $2,420,477 as compared to a working capital deficit of $1,839,610 at December 31, 1999. The decrease is mainly attributable to the convertible debentures issued this quarter that are classified as a current liability in the consolidated balance sheet. On a consolidated basis at March 31, 2000, cash on hand was in deficit $35,368 as compared to a deficit of $69,903 at December 31, 1999. The overdraft bank balances are included in accounts payable in the consolidated balance sheet. The major source of cash during the quarter was a $750,000 convertible debenture issued to a financing company. Proceeds of the loan were used to fund operations and to pay $164,328 for engineering services associated with the construction of the office building complex in Abu Dhabi.

The increases in accounts receivable and accounts payable are mainly attributable to the activities of Ramoil Engineering SPA in the normal course of its engineering and furniture production activities and are not indicative of any future trend of the financial position of the Company.

Receivables from affiliates represent advances to Ramoil Holdings Co., an entity affiliated by the common ownership of the chairman of the board and majority stockholder.

Taxes receivable are the result of the activities of RME. They represent value added taxes (VAT taxes) receivable from the Italian government for taxes paid on goods sold overseas over the past fiscal years. The taxes are used to secure a $205,000 bank loan with interest of 14% taken out by RME in 1998 to fund its operations.

Notes receivable represent funds paid to finance the construction of an apartment complex in Abu Dhabi, United Arab Emirates. The Company originally was the major financial support for this project that began in late 1997. In March 1999, the Company decided to amicably withdraw from the project and received a note for the funds that it had advanced towards the project to date. The notes are unsecured and non-interest bearing and are receivable from an Abu Dhabi national due upon the completion of the project.

The increase in property, plant, and equipment is mainly the result of engineering services capitalized during the quarter attributable to RMC's office building project in Abu Dhabi, United Arab Emirates.

Advances payable represents funds received from two foreign individuals with the original intention of converting these advances to shares. However at the date of this report, no agreement to this effect has been finalized. The loans are unsecured and non-interest bearing.

Total assets at March 31, 2000 increased to $13,140,738 from $12,679,914 at December 31, 1999.

The Company's total stockholders' equity decreased to $4,311,860 at March 31, 2000 from $4,708,994 at December 31, 1999. This decrease is solely the result of the operating losses incurred during the first quarter of fiscal 2000.

During the balance of fiscal year 2000, the Company projects significant additional capital expenditures will be needed to complete the various construction projects in Abu Dhabi, United Arab Emirates. Management continues to seek financing through debt and equity issuance but the success of achieving additional financing cannot be reasonable assured.

The following is a description of the Company's capital projects that it is currently involved in and their progress to date.

A. HOTEL AND OFFICE COMPLEX:

Ramoil has entered into a contract to serve as developer for the construction of a hotel and office complex in the UAE. To date, initial architectural plans have been completed and approved, a construction permit has been obtained and construction started, and management is reviewing bids for the general contractor. Ramoil has entered into an agreement with Ritz-Carlton, Ltd. whereby Ritz Carlton would operate the hotel portion of the project upon its completion. Pursuant to the agreement, Ramoil will develop a 50 story twin tower, one tower will be a luxury hotel and the other tower will be prime office space. Ramoil will participate in the Initial Technical Service Conferences, Preliminary Information Phase, Preliminary Design Phase, Design Development Phase, Final Design Phase, Bidding or Negotiating Phases with potential outside contractors, Construction Period, Equipment Start-Up, Scheduling, Projects Visits, Inspection, and the Post-Completion Period. Additionally, Ramoil will be compensated as Operator with both "base" and "incentive" fees. Cash flow projections from Ritz-Carlton, Ltd., and feasibility studies indicate a return of the investment is expected within five years.

In 1998, the Company entered into an agreement with the owner of the land site whereby Ramoil has received a concession to the land site to be developed for a twenty-year period. The concession right includes the right to mortgage the land, which has an estimated value of $37 million, but not the right to sell the land. The agreement provides that Ramoil will retain title to the assets developed on this land site during the concession period. At the end of the twenty-year concession period, Ramoil has agreed to pass the title of all assets and improvements on the land developed to the original owner.

All net profits from this project will be divided 80% to Ramoil and 20% to the original landowner. Current estimates indicate that this project will require approximately $85 million to complete. As of the date of this report, construction has not begun on this project. Engineering and pre-development costs of $531,000 have been capitalized as of March 31, 2000.

B. AL AIN APARTMENT PROJECT. This project is for the construction of a residential housing complex including 83 apartments and villa units in Al Ain City in the UAE. Under the original contract signed by Ramoil, the Company will be required to provide financing for a total of approximately $ 11.5 Million, that was to be returned to it with interest from the operating revenues of the project. Recently, at the request of the Company, the contract for this project was terminated and the Company was released from its obligations thereunder. To date, Ramoil, through loans from Mr. Radulovic, its CEO and shareholder, had provided funding of approximately $2.2 Million. As part of the termination of the Company's participation in this project, the amount previously funded by the Company will be repaid upon completion of the project, or, alternatively, prior to December 31, 2001. However, no specific repayment schedule has been committed to.

C. CITY MIX CONCRETE. City Mix Concrete Inc.(CMIX) is a UAE corporation registered for the purpose of constructing and operating a concrete plant in the UAE. CMIX, a subsidiary of RMC, has been granted a license that will permit it to construct and operate a concrete plant for a twenty-year period in the UAE. All equipment, including the plant itself, will remain the property of the Company at the conclusion of the license period. The license is transferable to third parties at the Company's discretion.

Under this agreement, CMIX will be obligated to pay a 12% royalty on net profits generated from this operation for the use of this license to the licensor. At the end of the license period all interest in any existing contract to supply concrete will revert to CMIX and Ramoil will have no further interest. Management has begun negotiations for an extension of this twenty year term. However, as of the date hereof, no agreement has been reached and no assurances can be given that any extension will be granted.

Following the grant of this license in 1997, Ramoil purchased a modular concrete plant that was shipped to the UAE for assembly. As of the date of this report Ramoil, through RME, purchased the required mixers and trucks that currently await shipment to the UAE. Assembly of the plant has been ongoing and management projects that the plant will be fully operational by summer 2000. Management has been negotiating agreements to obtain the final $1.5 Million necessary to make the plant operational. Management is currently projecting production to commence in the summer of 2000, if the necessary financing is obtained.

As of March 31, 2000, the Company has invested $7,544,977 towards the construction and assembly of this plant detailed as follows:

Local Construction Works                                        $1,813,396
Purchase, Handling, and Erection of Capital Equipment            5,017,707
Pre-production Costs (design, licensing, supervision)              637,717
                                                                ----------
                  Total project investment                      $7,544,977
                                                                ==========

Management estimates the needed purchases, equipping, and assembly to complete the plant is $1,500,000. The date of completion of the plant is subject to funding and therefore cannot be reasonably predicted at this time.

Assembly of the plant has been ongoing and when completed, the plant will have the capacity to produce 3,000 cubic meters of concrete per day. Through the efforts of the Company's sponsor, CMIX has received preliminary approval as the exclusive concrete supplier for the new port and free trade zone development project in the UAE (see Saadyat Free Trade Zone below). Of course, finalizing this contract must await completion of the plant to be certain that CMIX will be able to fulfill its obligations thereunder.

$3,088,397 of the amount invested in this project is from loans to Ramoil by Trinal, Inc., a privately held corporation principally owned and operated by Mr. Taflevich, the Company's President, and by Crystal Ball, Inc., and affiliated company of Mr. Taflevich. Said loans have been satisfied by shares of Ramoil Management, Ltd.

D. SAADIYAT FREE TRADE ZONE. The UAE is currently completing plans for the construction of a new port facility and free trade zone. This project, known as the Saadiyat Free Trade Zone Authority (SFTZA) is scheduled to be constructed on Saadiyat Island in Abu Dhabi and is estimated to require approximately $3.3 billion to complete. Final approval for the project was given by the UAE Executive Council in early 1999. This constituted the final consent in the approval process for this project and the Saadiyat Development Company will now proceed with plans to raise the capital required for construction, which is planned to be completed through a combination of a public and institutional offering in the UAE and a global offering of shares to institutional and corporate investors. Through the efforts of its sponsor, the Company has been offered an opportunity to purchase shares of SFTZA as a "founder" along with six other major corporations. As a "founder," the Company is required to invest $50 Million. In furtherance of its responsibility as a "founder," the Company has signed a letter of intent to purchase 45% of a Swiss Finance Company valued at over $150 Million. The Swiss Company, whose name is withheld pursuant to the letter of intent, has been established for over twenty years. The Swiss Company has diversified trading operations in foreign exchange, precious metals, and energy. The Company's strong revenue producing ability lies primarily in its strategic position in the precious metals market in Middle Eastern and African Countries.

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

In evaluating the Company's ability to establish viable commercial operations, it must be remembered that, at present, the only revenue-generating segment of the Company is that of RME. However, in terms of the future growth of the Company's operations, great emphasis has been placed on the future success of the Company's projects in the UAE. Should the Company not be able to meet its obligations with respect to the projects, as discussed above, and lose the support of its sponsor, it is likely that RME would also lose any expected participation in business forthcoming in the UAE.

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

III. TRENDS AFFECTING LIQUIDITY, CAPITAL RESOURCES AND OPERATIONS

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

IV. INFLATION.

During the past few years inflation worldwide has been relatively stable which, coupled with the relative strength of the economic conditions in the Middle East, including the UAE, discussed above, is expected to have a beneficial effect upon the Company's planned operations in the UAE. In recent days we have seen the Federal Reserve Board of the United States make substantial moves to curb inflation. It is management's belief, that inflation will continue to be controlled and favorable conditions are expected to continue for the foreseeable future and management does not anticipate that inflation will have an adverse impact upon its operations in the foreseeable future.

V. YEAR 2000 COMPLIANCE.

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

Based upon an assessment made during fiscal 1998, the Company has updated all versions of operations and financial software so that all of its systems are utilizing dates beyond December 31, 1999. In addition, the Company has evaluated its auxiliary computer application systems for Year 2000 compliance. The Company has mitigated the Year 2000 issue and is functioning trouble free in 2000.

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

                             RAMOIL MANAGEMENT, LTD.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL INFORMATION

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

D. There are two matters, both involving claim against affiliated companies of Mr. Radulovic which, in the aggregate, involve less than $200,000. Settlement has been reached in these matters and the settlement, in management's opinion, will not adversely impact upon Registrant or its operations.

E. In April 2000, Ramoil settled a potential dispute between American Pastime Holdings, Inc. and Ramoil subsidiaries and affiliates.

The Registrant knows of no other litigation pending, threatened or contemplated, or unsatisfied judgements against it. The Registrant knows of no legal action pending or threatened or judgements entered against any officers or directors of the Company in their capacity as such.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 29, 2000 the Registrant declared a dividend in the form of common stock. The Board of Directors approved a 5 for 1 forward split of the Registrant's outstanding shares of common stock. The stock dividend was authorized to provide greater liquidity for the Registrant's shareholders and to help attract additional retail and institutional investors. The record date for the dividend was March 24, 2000 and the date payable was April 13, 2000. This greatly increased the Registrant's issued and outstanding. The par value for each share decreased from $.0001 to $.00002 per share.

On April 4, 2000 the Registrant issued 1,080,000 shares of pre-split common stock registered on Form S-8 to four (4) consulting firms pursuant to consulting agreements. The shares were earned prior to the dividend record date, therefore the companies were issued 4,320,000 dividend shares. Thus the total issued to the consulting firms was 5,400,000 shares.

On April 20, 2000, the Registrant issued 2,821,500 restricted shares of common stock to satisfy a subscription agreement entered into by management on October 15, 1999. The subscription agreement was for 564,300 pre-split shares. Since the shares were earned prior to the record date for the dividend, their owner was issued dividend shares.

On April 14 and April 20, 2000 the Registrant issued 1,350,000 post-split shares to American Pastime Holdings, Inc. pursuant to a settlement agreement between the Registrant, its subsidiaries, and other affiliated companies.

The total post-split common shares issued and outstanding as of May 18, 2000 was 37,428,160.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Market for Registrant's Common Equity and Related Stockholder Matters.

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

On May 18, 2000 the reported bid price (and most recent sale price), adjusted for the 5 to 1 forward split, for the Registrant's Common Stock was $0.94 per share and there were approximately 10 market makers for the Company's securities. In February 2000 there were 249 record holders of the Company's Shares.

         DIVIDEND POLICY

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report.

         23.1     Consent of Brian Donahue, CPA
         27.1     Financial Data Schedule


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, State of Florida, on May 18, 2000.

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