Form 10QSB
period 2000-06-30
RAMOIL MANAGEMENT LTD
filed 2000-08-30
CIK 811780

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For Quarter Ended June 30, 2000 Commission File Number: 033-12507-NY

                             RAMOIL MANAGEMENT, LTD.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

             DELAWARE                               13-3437739
-------------------------------        -------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Indentification No.)
 incorporation or organization)

  1877 SOUTH FEDERAL HIGHWAY, SUITE 202
          BOCA RATON, FLORIDA                                        33432
 ----------------------------------------                          ----------
 (Address of principal executive offices)                          (Zip Code)

                                 (516) 338-5611
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        2424 NORTH FEDERAL HIGHWAY, SUITE 350, BOCA RATON, FLORIDA 33431
        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_     No ___

The number of shares of common stock outstanding as of June 30, 2000 was 37,428,160

                             RAMOIL MANAGEMENT, LTD.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE
         ------------------------------                                  ----
Item 1.      Financial Statements:

Unaudited Consolidated Balance Sheet as of June 30, 2000
and December 31, 1999                                                      3

Unaudited Consolidated Statement of Operations as of the Three
Months and Six Months Ended June 30, 1999 and June 30, 2000                4

Unaudited Consolidated Statement of Cash Flows as of the Six
Months Ended June 30, 1999 and June 30, 2000                               5

Unaudited Consolidated Statement of Owner's Equity for the

Period January 1, 2000 to June 30, 2000                                    6

Notes to the Unaudited Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       10

PART II - OTHER INFORMATION
         ------------------------------

Item 1.      Legal Information                                            26

Item 2.      Changes in Securities and use of Proceeds                    27

Item 3.       Defaults upon Senior Securities                             27

Item 4.       Submission of Matters to Vote of Security Holders           27

Item 5.      Other Information                                            28

Item 6.      Exhibits and Reports on Form 8-K                             28

Signatures                                                                29

ITEM 1.   Financial Statements

                             RAMOIL MANAGEMENT LTD.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                          06/30/00            12/31/99

ASSETS

Current assets:
   Cash on deposit                                                            $15,593                  $0
   Trade accounts receivable                                                  496,517             974,088
   Inventories                                                                804,730             792,100
   Prepaid expenses                                                           172,699             148,411
                                                                       ---------------     ---------------

   Total current assets                                                     1,489,539           1,914,599

Other assets:
   Due from affiliates                                                        830,968             868,457
   Taxes receivable                                                           657,528             657,528
   Other assets                                                                 8,263               8,263
   Notes receivable                                                         2,260,000           2,260,000
   Property, plant, and equipment (net of accumulated depreciation)         6,951,636           6,791,491
   Goodwill  (net of accumulated amortization)                                148,212             179,576
                                                                       ---------------     ---------------

            Total assets                                                  $12,346,146         $12,679,914
                                                                       ===============     ===============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and  accrued expenses                                   2,635,306           3,627,791
   Debentures payable                                                       1,575,000                   0
   Other current liabilities                                                  136,889             126,418
                                                                       ---------------     ---------------

   Total current liabilities                                                4,347,195           3,754,209

Long term liabilities:
   Secured bank loans payable                                               1,246,162           1,342,497
   Advances payables                                                        2,874,214           2,874,214

Common Stock,  par value $.00002 per share, 300,000,000 shares authorized:
    37,428,160 shares issued and outstanding at June 30, 2000 and
    27,856,660 at December 31, 1999                                               749                 557
Contributed Capital in excess of stated value                              17,386,644          13,336,836
Other comprehensive income- currency translation                              163,046             108,919
Accumulated deficit                                                      (13,671,864)         (8,737,318)
                                                                       ---------------     ---------------
            Total shareholders' equity                                      3,878,575           4,708,994
                                                                       ---------------     ---------------

            Total Liabilities & Shareholders' Equity                      $12,346,146         $12,679,914
                                                                       ===============     ===============




Please see accompanying notes to these financial statements.

                             RAMOIL MANAGEMENT LTD.
                     AND UNCONSOLIDATED SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
     FOR OF THE THREE AND SIX MONTHS ENDING JUNE 30, 2000 AND JUNE 30, 1999

                                                      Six months       Six months            Three months     Three months
                                                         6/30/00          6/30/99             6/30/00           6/30/99

Revenues:

            Gross Sales                                    $146,992        $1,427,297            $126,518          $982,574
            Less cost of sales                            (201,951)         (857,816)           (190,441)         (632,605)
                                                      --------------   ---------------     ---------------   ---------------

            Gross profit on sales                          (54,959)           569,481            (63,923)           349,969

Less operating expenses:

            General administration                      (4,784,234)         (706,695)         (4,450,960)         (404,344)
                                                      --------------   ---------------     ---------------   ---------------

Net income (loss) from operations                       (4,839,193)         (137,214)         (4,514,883)          (54,375)

Other revenues and expenses:

            Interest expense                               (95,353)         (166,837)            (56,225)         (127,291)
                                                      --------------   ---------------     ---------------   ---------------

Net income (loss) before provision for income taxes     (4,934,546)         (304,051)         (4,571,108)         (181,666)

Provision for income taxes                                        0                 0                   0                 0
                                                      --------------   ---------------     ---------------   ---------------

Net income (loss)                                      ($4,934,546)        ($304,051)        ($4,571,108)        ($181,666)
                                                      ==============   ===============     ===============   ===============


Earnings per share:

Basic                                                       ($0.15)           ($0.01)             ($0.13)           ($0.01)

Weighted average of Common Shares:

Basic                                                    32,157,085        28,215,085          36,362,995        28,215,085



Please see accompanying notes to these financial statements.

                             RAMOIL MANAGEMENT LTD.
                     AND UNCONSOLIDATED SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR OF THE SIX MONTHS ENDING JUNE 30, 2000 AND JUNE 30, 1999

                                                                          6/30/00             6/30/99

Operating Activities:
  Net income (loss)                                                      ($4,934,546)          ($304,053)
  Adjustments to reconcile net income items
    not requiring the use of cash:
       Depreciation                                                            38,645              28,700
       Amortization of goodwill                                                31,364              10,390
       Consulting expense                                                   4,050,000                   0

Changes in other operating assets and liabilities:
   Trade accounts receivable                                                  477,571         (1,008,488)
   Inventories                                                               (12,630)            (14,670)
   Prepaid expenses                                                          (24,288)                   0
   Taxes receivable                                                                 0              47,791
   Other assets                                                                     0              46,146
   Accounts payable and  accrued expenses                                   (992,485)             452,109
   Pensions & benefits payable                                                      0           (370,953)
   Advances payable                                                                 0           1,945,198
   Other current liabilities                                                   10,471                   0
                                                                       ---------------     ---------------

Net cash provided by (used by) operations                                 (1,355,898)             832,170

Investing Activities:
     Purchase of property and equipment                                     (198,790)         (1,156,647)
                                                                       ---------------     ---------------

Net cash provided by (used by) investing activities                         (198,790)         (1,156,647)

Financing Activities:
   Proceeds from debentures                                                 1,575,000                   0
   Borrowings from banks                                                     (96,335)                   0
   Advances from affiliates                                                    37,489             233,743
                                                                       ---------------     ---------------

Net cash provided by (used by) financing activities                         1,516,154             233,743
                                                                       ---------------     ---------------

   Change in foreign currency valuation                                        54,127             133,031
                                                                       ---------------     ---------------

Net increase (decrease) in cash during fiscal year                             15,593              42,297

Cash balance at beginning of fiscal year                                            0               5,681
                                                                       ---------------     ---------------

Cash balance at end of the period                                             $15,593             $47,978
                                                                       ===============     ===============


Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year                                     $47,819            $107,990
     Income taxes paid during the fiscal year                                      $0                  $0



Please see accompanying notes to these financial statements.

                             RAMOIL MANAGEMENT LTD.
                     AND UNCONSOLIDATED SUBSIDIARY COMPANIES
          UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN OWNERS' EQUITY
                 FOR THE PERIOD JANUARY 1, 2000 TO JUNE 30, 2000

                                                                                           Other                          Total
                                         Common stock       Paid in        Retained      Comprehensive                 Comprehensive
                                      Shares       Par      Capital         Deficit       Net Income        Total       Net Income

Balance at December 31, 1999        27,856,660    $557     $13,336,836    ($8,737,318)      $108,919      $4,708,994


Shares issued per subscription       2,821,500      57            (57)                                             0

Shares issued to consultants         6,750,000     135       4,049,865                                     4,050,000

Foreign currency translation                                                                  54,127          54,127          54,127

Net income for the period                                                  (4,934,546)                   (4,934,546)     (4,934,546)
                                    -----------  ------   -------------  --------------  ------------  --------------   ------------

Balance at June 30, 2000            37,428,160    $749     $17,386,644   ($13,671,864)      $163,046      $3,878,575    ($4,880,419)
                                    ===========  ======   =============  ==============  ============  ==============   ============




Please see accompanying notes to these financial statements.

                             RAMOIL MANAGEMENT LTD.
                     AND UNCONSOLIDATED SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six and three months ending June 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of American Corporate Investors Inc. and subsidiaries (the "Company") Form 10-KSB for the year ending December 31, 1999.

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

Note 2-  Company Name Change

In June 1996, the Company changed its name from American Corporate Investors Inc. to Ramoil Management Ltd. This name change did not become effective with the SEC and NASDAQ OTC:BB until January 2000. In January 2000 the Registrant also obtained a new cusip number and changed its trading symbol from "ACIZ" to "RAMO"

Note 3- Stock Split and Convertible Debentures

In January 2000, the Company executed a 5 for 1 forward split of its common shares. Common stock outstanding increased from 5,571,332 shares to 27,856,660 shares. The par value of each share decreased from $.0001 to $.00002. All prior year share amounts in these financial statements have been retroactively restated to show the effects of the stock split.

During the six months ended June 30, 2000, the Company issued convertible debentures to a financing company with a face value of $1,575,000. The debentures carry an interest rate of 10%. The debentures are convertible on demand into 2,625,000 shares of common stock at an exercise price of $.60 per share.

Note 4- Earnings Per Share

The Company apples SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. The effect of the convertible debentures on loss per share is not included because their effect would be anti-dilutive.

Note 5- Common Stock Transactions

During April 2000, the Company issued 6,750,000 to various consultants for services. The resulting compensation expense is calculated by multiplying the quoted bid price of the Company's common stock at the date of the issuance by the number of shares issued.

The total of $4,050,000 has been booked as compensation expense.

In April 2000, the Company issued 2,821,500 shares in accordance with a subscription agreement executed in October 1999. There are more subscription agreements outstanding as from 1999 as of June 30, 2000.

Note 6- Segment Information

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

The following is a summary of the Company's segment information for the three and six months ending June 30, 2000 and June 30, 1999:

                            Six Months     Six Months    Three months  Three months
                            6/30/00        6/30/99         6/30/00        6/30/99

Gross sales:
  Engineering                 $146,992    $1,427,297         $126,518       $982,574
  Abu Dhabi                          0             0                0              0
                          -------------  ------------   -------------- --------------

Total                         $146,992    $1,427,297         $126,518       $982,574
                          =============  ============   ============== ==============


Gross profits
  Engineering                ($54,959)      $569,481        ($63,923)       $349,969
  Abu Dhabi                          0             0                0              0
                          -------------  ------------   -------------- --------------

Total                        ($54,959)      $569,481        ($63,923)       $349,969
                          =============  ============   ============== ==============

Income (loss) from operations
  Engineering                ($78,454)      $380,153        ($64,820)       $237,985
  Abu Dhabi                  (185,083)      (67,158)        (139,634)       (43,726)
  Corporate                (4,575,656)     (450,209)      (4,310,429)      (248,634)
                          -------------  ------------   -------------- --------------

Total                     ($4,839,193)    ($137,214)     ($4,514,883)      ($54,375)
                          =============  ============   ============== ==============

Depreciation & amortization
  Engineering                  $26,354       $24,055           $3,756         $2,724
  Abu Dhabi                     10,499         2,651            5,250            568
  Corporate                     22,770        22,770           11,204          8,082
                          -------------  ------------   -------------- --------------

Total                          $59,623       $49,476          $20,210        $11,374
                          =============  ============   ============== ==============

Interest
  Engineering                  $22,300      $166,837          $11,035       $115,413
  Abu Dhabi                     52,117             0           24,254              0
  Corporate                     20,936             0           20,936              0
                          -------------  ------------   -------------- --------------

Total                          $95,353      $166,837          $56,225       $115,413
                          =============  ============   ============== ==============


                            6/30/00       12/31/99
Assets

  Engineering               $4,088,386    $4,464,924
  Abu Dhabi                  5,757,756     5,690,121
  Corporate                  2,500,004     2,524,869
                          -------------  ------------

Total                      $12,346,146   $12,679,914
                          =============  ============

ITEM 2. Management's discussion and analysis of financial condition

General Statement- Factors that may affect future results

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

         o        Inability of the company to secure additional financing

         o Unexpected economic changes in the United States, Europe, and the Middle East

         o        The   imposition  of  new   restrictions   or  regulations  by
                  government agencies in Italy and the United Arab Emirates that could affect the Company's business activities

         o Whether acquired businesses perform at pro forma levels used by management in the valuation process and whether, and the rate at which, management is able to increase the profitability of acquired businesses.

         o The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems, and retaining or attracting key personnel among other things.

         o The amount and rate of growth in the Company's corporate general and administrative expenses.

         o Changes in the interest rates which can increase or decrease the amount the Company pays on borrowing.

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

City Mix LLC, (CMIX) was established in 1998 in Abu Dhabi, United Arab Emirates and is in the process of building a concrete plant which it will own and manage at the plant's completion. CMIX is owned by Ramoil Management Co., (RMC), through a consulting agreement with its majority shareholder and chairman of the board.

Ramoil Management Company, (RMC) was incorporated in 1992 in Boca Raton, Florida and is in the business of providing consulting and managerial services to its subsidiary companies. In late 1996, RMC opened a branch office in Abu Dhabi, United Arab Emirates in order to manage and finance the construction project of an office complex in Abu Dhabi, United Arab Emirates.

I.       Results of Operations

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

 The Company continues to incur substantial operating losses through June 30, 2000.

Six months ended June 30, 2000 compared to the six months ended June 30, 1999:

Consolidated sales, gross profit, and net income:

During the six months of fiscal year 2000, the Company had combined gross sales of $146,992 compared to $1,427,297 in the prior year's six-month period, a decrease of 90%. Consequently, gross profits fell to a loss of $54,959 for the six-months ending June 30, 2000 as compared to $569,581 for the six-months ending June 30, 1999, or a decrease of 110%. Gross profits as a percent of gross sales decreased to a loss of 37% for the period as compared to 39% for the prior year's first period. The Company's gross sales and gross profits are generated solely by RME's engineering activities. CMIX and RMC are in the development stage and are not expected to generate any profits until their respective capital projects are completed. RME's engineering projects are mainly sub-contracted to RME by other engineering firms in Italy. In the prior year, RME's activities included projects that RME was the general engineering contractor. The significant decrease in the engineering sales resulted from a loss of project income from these subcontracting activities. RME currently is not the general engineering contractor for any project. RME is not expected to generate significant engineering billing within the foreseeable future.

Consolidated general and administrative expenses for the period ending June 30, 2000 were $4,839,193, which includes a $4,050,000 consulting expense recorded as a result of shares issued to consultants for services. If one excludes this consulting cost, consolidated administration expenses were $789,193 as compared to $706,695 for the period ending June 30, 1999, an increase of 12%.

The most significant increase in administrative costs was for corporate travel, which increase $88,000 in the period ended June 30, 2000 as compared to the prior year's period.

After deducting interest cost of $95,353, net loss for the period increased to $4,934,546, compared to a loss of $304,051 recognized in the six-month period ended June 30, 1999. On a per share basis, basic loss per share increased to $.15 for the period as compared to $.01 loss per share for the six month period ended June 30, 1999.

Ramoil Engineering SPA (RME):

During the six months of fiscal year 2000, the RME had combined gross sales of $146,992 compared to $1,427,297 in the prior year's six-month period, a decrease of 90%. Consequently, gross profits fell to a loss of $54,959 for the six-months ending June 30, 2000 as compared to $569,581 for the six-months ending June 30, 1999, or a decrease of 110%. Gross profits as a percent of gross sales decreased to a loss of 37% for the period as compared to 39% for the prior year's first period. RME maintains a staff of five engineers located in Rimini, Italy. They are mainly involved in engineering projects that are sub contracted to RME by other engineering firms in Italy. In the prior year, RME's activities included projects that RME was the sole general engineering contractor. Engineering work that is sub contracted inherently has lower profit margins than that of a general contractor. The significant decrease in the engineering sales resulted from a loss of project income from these subcontracting activities and from significant price competition that RME faces from other engineering firms located in Italy. It should be noted that even though the economy of Italy has been relatively stable over the last year, RME never the less has experienced a significant loss in billing. Management has not considered reducing engineering staff since to do so would severely limit the Company's ability to compete for the larger projects that might arise in the future. Management feels that the longer-term effects of such an action would adversely affect the segment's ability to continue as a going concern.

Although RME's overhead costs decreased 30% from $189,328 in the six month ended June 30, 1999 to $133,413 in the six months ending June 30, 2000. The loss from operations of RME was $78,454 for the period compared to a gain of $380,153 in the similar period of 1999. The significant decrease in overhead costs resulted from the reduction of the number of employees and the attendant decrease in payroll and benefits costs. Management does not expect this trend to continue in the future, however, since it is believed that overhead costs have been reduced to the lowest possible levels.

Interest expense for the segment decreased to $22,300 during the six months compared to $166,837. The reason for this significant decrease is that during the six-month period in 1999, the segment was involved in a sale of truck equipment that required short term financing to be entered into. Currently, the segment has a line of credit with an Italian bank in order to fund its operations. The line of credit is secured by a government tax rebate due the Company. At June 30, 2000, the balance of the line of credit was approximately $205,000.

Assets of the segment decreased to $4,088,386 at June 30, 2000 from $4,464,924 at December 31, 1999 as a result of normal fluctuations in trade receivables and payables and are not indicative of any future trend. The segment did not purchase any fixed assets during the six-month period.

Abu Dhabi...CitiMix Ltd (CMIX):

Operating expenses for Abu Dhabi increased to $185,083 for the period as compared to $67,158 in 1999, or 176%. The Abu Dhabi office is currently operating at full capacity whereas last year, the office was in the process of being staffed and organized. It is therefore not beneficial for decision making to compare this year's period to last year's period. However, the following is the estimated one and six-month budget for the office operation for review and analysis.

                                            1 month              6 months
                                            -------              --------

         Salary costs                        $18,000              $108,000

         Office rent & admin.                 $6,000               $36,000

         Insurance                            $5,000               $30,000

         Depreciation:                        $2,000               $12,000

         Travel expenses                      $1,000                $6,000
                                              ------               -------

           Total                             $32,000              $192,000
                                              ======               =======

Interest expense for the segment increased to $52,117 for the period as compared to $0 for the six months ending June 30, 1999 as a result of the bank loans taken out by the segment during the end of fiscal year 1999. Currently the segment has the following loans outstanding with banks located in Abu Dhabi:

            Note payable to bank secured by mixers at 10.50%:           $856,237

         Amount due on capitalized lease for company car at 17%:          23,772

The loans are due in November 2002 and December 2003, respectively.

Assets for the segment increased to $5,757,756 at June 30, 2000 from $5,690,121 at December 31, 1999. Approximately $199,000 was capitalized during the period as a result of a payment to Middle East Foundations relating to the Tower project in Abu Dhabi.

Ramoil Management Co. (RMC):

Operating expenses for the corporate offices in Boca Raton, Florida were $4,575,656 for the six months, however $4,050,000 related to the compensation expense charged for the shares issued to consultants for services rendered. Accounting rules dictate that the market value of the stock at the time of issuance is used to measure the value of this transaction rather than the value of the services received. Hence the high charge to compensation expense. If this charge is excluded, operating expenses for the six month period for the corporate office were $525,656 as compared to $450,209 for the six months ended June 30, 1999, an increase of 17%. Most of this increase was the result of an increase in legal fees and travel costs. Legal fees increased approximately $20,000 over last year as a result of the legal expenses incurred this year in the Company's search for investment capital. In addition, travel costs increased about $50,000 over last year as a result of the increased travel of corporate management between Florida and the offices in Abu Dhabi and in general travel incurred in management's efforts to seek additional capital for the Company.

Interest expense for the corporate segment increased to $20,936 during the period as compared to $0 for the similar period in fiscal year 1999. The increase in interest expense is the result of the interest accrued on the debentures. The face value of the convertible debentures is $1,575,000 at an interest rate of 10%. The debentures are convertible on demand into 2,625,000 common shares at an exercise price of $.60 per share.

Three months ended June 30, 2000 compared to the three months ended June 30, 1999:

Consolidated sales, gross profit, and net income:

During the three months of Q2 2000, the Company had combined gross sales of $126,518 compared to $982,574 in Q2 1999, a decrease of 87%. Consequently, gross profits fell to a loss of $63,923 for Q2 2000 as compared to $349,969 for Q2 1999, or a decrease of 118%.

The Company's gross sales and gross profits are generated solely by RME's engineering activities. RME's engineering projects are mainly sub- contracted to RME by other engineering firms in Italy. In the prior year, RME's activities included projects that RME was the general engineering contractor. The significant decrease in the engineering sales resulted from a loss of project income from these subcontracting activities. RME currently is not the general engineering contractor for any project. RME is not expected to generate significant engineering billing within the foreseeable future.

Consolidated general and administrative expenses for Q2 2000 were $400,960, which excludes a $4,050,000 consulting expense recorded as a result of shares issued to consultants for services. This compares to $404,344 for Q2 1999, a decrease of 1%.

After deducting interest cost of $56,225, net loss for the quarter was $4,571,108, or $521,108 if one were to exclude the accounting charge for compensation of $4,050,000, compared to a loss of $181,666 recognized in Q2 1999. On a per share basis, basic loss per share increased to $.13 for the period as compared to $.01 loss per share for Q2 1999.

Ramoil Engineering SPA (RME):

During the quarter, RME had combined gross sales of $126,518 compared to $982,574 in Q2 1999, a decrease of 87%. Consequently, gross profits fell to a loss of $63,923 for the quarter ending June 30, 2000 as compared to $349,969 for the quarter ending June 30, 1999, or a decrease of 118%.

RME maintains a staff of five engineers located in Rimini, Italy. They are mainly involved in engineering projects that are sub contracted to RME by other engineering firms in Italy. In the prior year, RME's activities included projects that RME was the sole general engineering contractor. Engineering work that is sub contracted inherently has lower profit margins than that of a general contractor. The significant decrease in the engineering sales resulted from a loss of project income from these subcontracting activities and from significant price competition that RME faces from other engineering firms located in Italy. It should be noted that even though the economy of Italy has been relatively stable over the last year, RME never the less has experienced a significant loss in billing. Management has not considered reducing engineering staff since to do so would severely limit the Company's ability to compete for the larger projects that might arise in the future. Management feels that the longer-term effects of such an action would adversely affect the segment's ability to continue as a going concern.

RME's overhead costs decreased significantly from $111,984 in Q2 1999 to $897 Q2 2000. The loss from operations of RME was $64,820 for the period compared to a gain of $237,985 for the similar period of 1999. The significant decrease in overhead costs resulted from the reduction of the number of employees and the attendant decrease in payroll and benefits costs. Management does not expect this trend to continue in the future, however, since it is believed that overhead costs have been reduced to the lowest possible levels.

Interest expense for the segment decreased to $11,035 during the quarter compared to $115,413 for Q2 1999. The reason for this significant decrease is that during the period in 1999, the segment was involved in a sale of truck equipment that required short term financing to be entered into. Currently, the segment has a line of credit with an Italian bank in order to fund its operations. The line of credit is secured by a government tax rebate due the Company. At June 30, 2000, the balance of the line of credit was approximately $205,000.

Abu Dhabi...CitiMix Ltd (CMIX):

Operating expenses for Abu Dhabi increased to $139,634 for the period as compared to $43,726 in Q2 1999, or 219%. The Abu Dhabi office is currently operating at full capacity whereas last year, the office was in the process of being staffed and organized. It is therefore not beneficial for decision making to compare this year's period to last year's period. However, the following is the estimated one and six-month budget for the office operation for review and analysis.

                                            1 month               3 months
                                            -------               --------

         Salary costs                        $18,000               $54,000

         Office rent & admin.                 $6,000               $18,000

         Insurance                            $5,000               $15,000

         Depreciation:                        $2,000                $6,000

         Travel expenses                      $1,000                $3,000
                                              ------                ------


           Total                             $32,000               $96,000
                                              ======               =======


                  Over budget items included approximately $23,000 paid for insurance on the mixer equipment and about $10,000 in bank fees associated with the overdrafts of the segment's bank account. The Company is experiencing cash flow problems. The segment's operations are funded solely by funds received from investors through the parent company. During the period, the segment's bank account was overdrawn most of the time on the average of approximately $90,000. This resulted in some of the segment's checks to be returned uncollected due to insufficient funds. The bank's fees for returned checks and overdrawn balances are extremely high. Management is closely monitoring the situation and continues to look for new investors but cannot assure that this will not occur in the near future.

Interest expense for the segment increased to $24,254 for the quarter as compared to $0 for Q2 1999 as a result of the bank loans taken out by the segment during the end of fiscal year 1999. Currently the segment has the following loans outstanding with banks located in Abu Dhabi:

         Note payable to bank secured by mixers at 10.50%:              $856,237

         Amount due on capitalized lease for company car at 17%:          23,772

The loans are due in November 2002 and December 2003, respectively.

Ramoil Management Co. (RMC):

Operating expenses for the corporate offices in Boca Raton, Florida were $260,429 for the quarter, excluding the $4,050,000 related to the compensation expense charged for the shares issued to consultants for services rendered. Accounting rules dictate that the market value of the stock at the time of issuance is used to measure the value of this transaction rather than the value of the services received. Hence the high charge to compensation expense. This is compared to $248,634 for the quarter ended June 30, 1999.

Interest expense for the corporate segment increased to $20,936 during the period as compared to $0 for the similar period in fiscal year 1999. The increase in interest expense is the result of the interest accrued on the debentures. The face value of the convertible debentures is $1,575,000 at an interest rate of 10%. The debentures are convertible on demand into 2,625,000 common shares at an exercise price of $.60 per share.

II. Discussion of Financial Condition- Liquidity and Capital Resources

At June 30, 2000, the company had a working capital deficit of $2,857,656 as compared to a working capital deficit of $1,839,610 at December 31, 1999. The decrease is mainly attributable to the convertible debentures issued this quarter that are classified as a current liability in the consolidated balance sheet.

On a consolidated basis at June 30, 2000, cash on hand was $15,593 as compared to a deficit of $69,903 at December 31, 1999. The major source of cash during the period was the issuance of $1,575,000 of convertible debentures. The proceeds of the issuance of the debentures were used as follows:

         Proceeds from issuance                                   $1,575,000

         Cash loss from operations                               ($1,356,000)

         Payment to Middle-East Foundations (Tower project)        ($199,000)

         Payment for bank over draft at March 31, 2000              ($70,000)

         Payment of First Gulf secured note                         ($26,000)

         Decrease in receivable from affiliate company               $37,000

         Gain in Italian lira currency rate adjustment               $54,000
                                                                 -----------

                           Cash on hand                              $15,000


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

Notes receivable represent funds paid to finance the construction of an apartment complex in Abu Dhabi, United Arab Emirates. The Company originally was the major financial support for this project that began in late 1997. In March 1999, the Company decided to amicably withdraw from the project and received a note for the funds that it had advanced towards the project to date. The notes are unsecured and non-interest bearing and are receivable from an Abu Dhabi national due upon the completion of the project, which originally had been estimated for December 2001.

Advances payable represents funds received from two foreign individuals with the original intention of converting these advances to shares. However at the date of this report, no agreement to this effect has been finalized. The loans are unsecured and non-interest bearing.

Total assets at June 30, 2000 decreased to $12,346,146 from $12,679,914 at December 31, 1999.

The Company's total stockholders' equity decreased to $3,878,575 at June 30, 2000 from $4,708,994 at December 31, 1999. This decrease is the result of approximately $4,935,000 of operating losses incurred during the six month period ending June 30, 2000, the issuance of 6,750,000 shares of common stock for consulting services valued at $4,050,000, and the increase in value of the holdings in Italy of approximately $54,000 as a result of currency rate changes during the six months ended June 30, 2000.

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

A.       Hotel and Office Complex: Ramoil Towers:

 RMC has entered into a contract to serve as developer for the construction of a hotel and office complex in the UAE. To date, initial architectural plans have been completed and approved, a construction permit has been obtained and construction started, and management is reviewing bids for the general contractor. Ramoil has entered into an agreement with Ritz-Carlton, Ltd., whereby Ritz Carlton would operate the hotel portion of the project upon its completion. Pursuant to the agreement, Ramoil will develop a 50 story twin tower, one tower will be a luxury hotel and the other tower will be prime office space.

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

In 1998, the RMC entered into an agreement with the owner of the land site whereby RMC has received a concession to the land site to be developed for a twenty-year period. The concession right includes the right to mortgage the land, which has an estimated value of $37 million, but not the right to sell the land. The agreement provides that RMC will retain title to the assets developed on this land site during the concession period. At the end of the twenty-year concession period, RMC has agreed to pass the title of all assets and improvements on the land developed to the original owner.

All net profits from this project will be divided 80% to RMC and 20% to the original landowner. Current estimates indicate that this project will require approximately $85 million to complete. As of the date of this report, construction has not begun on this project. Engineering and pre-development costs of $730,000 have been capitalized as of June 30, 2000.

B. Al Ain Apartment Project. This project is for the construction of a residential housing complex including 83 apartments and villa units in Al Ain City in the UAE. Under the original contract signed by RMC, the Company will be required to provide financing for a total of approximately $ 11.5 Million, that was to be returned to it with interest from the operating revenues of the project. Recently, at the request of the Company, the contract for this project was terminated and the Company was released from its obligations thereunder. To date, RMC, through loans from Mr. Radulovic, its CEO and shareholder, had provided funding of approximately $2.2 Million. As part of the termination of the Company's participation in this project, the amount previously funded by the Company will be repaid upon completion of the project, or, alternatively, prior to December 31, 2001. However, no specific repayment schedule has been committed to.

C. City Mix Concrete. City Mix Concrete Inc.(CMIX) is a UAE corporation registered for the purpose of constructing and operating a concrete plant in the UAE. CMIX, a branch of RMC, has been granted a license that will permit it to construct and operate a concrete plant for a twenty-year period in the UAE. All equipment, including the plant itself, will remain the property of the Company at the conclusion of the license period. The license is transferable to third parties at the Company's discretion.

Under this agreement, CMIX will be obligated to pay a 12% royalty on net profits generated from this operation for the use of this license to the licensor. At the end of the license period all interest in any existing contract to supply concrete will revert to CMIX and RMC will have no further interest. Management has begun negotiations for an extension of this twenty-year term. However, as of the date hereof, no agreement has been reached and no assurances can be given that any extension will be granted.

Following the grant of this license in 1997, RMC purchased a modular concrete plant that was shipped to the UAE for assembly. As of the date of this report Ramoil, through RME, purchased the required mixers and trucks that currently await shipment to the UAE. Assembly of the plant has been ongoing and management projects that the plant will be fully operational by summer 2000. Management has been negotiating agreements to obtain the final $1.5 Million necessary to make the plant operational. Management is currently projecting production to commence in the Fall of 2000, if the necessary financing is obtained.

As of June 30, 2000 the Company has invested $7,544,977 towards the construction and assembly of this plant detailed as follows:

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

$ 3,088,397 of the amount invested in this project is from loans to Ramoil by Trinal, Inc., a privately held corporation principally owned and operated by Mr. Taflevich, the Company's President, and by Crystal Ball, Inc., and affiliated company of Mr. Taflevich. Said loans have been satisfied by shares of Ramoil Management, Ltd.

D. Saadiyat Free Trade Zone. The UAE is currently completing plans for the construction of a new port facility and free trade zone. This project, known as the Saadiyat Free Trade Zone Authority (SFTZA) is scheduled to be constructed on Saadiyat Island in Abu Dhabi and is estimated to require approximately $3.3 billion to complete. Final approval for the project was given by the UAE Executive Council in early 1999. This constituted the final consent in the approval process for this project and the Saadiyat Development Company will now proceed with plans to raise the capital required for construction, which is planned to be completed through a combination of a public and institutional offering in the UAE and a global offering of shares to institutional and corporate investors. Through the efforts of its sponsor, the Company has been offered an opportunity to purchase shares of SFTZA as a "founder" along with six other major corporations. As a "founder," the Company is required to invest $ 50 Million. In furtherance of its responsibility as a "founder," the Company has signed a letter of intent to purchase 45% of a Swiss Finance Company valued at over $ 150 Million. The Swiss Company, whose name is withheld pursuant to the letter of intent, has been established for over twenty years. The Swiss Company has diversified trading operations in foreign exchange, precious metals, and energy. The Company's strong revenue producing ability lies primarily in its strategic position in the precious metals market in Middle Eastern and African Countries.

Further Funding Developments and acquisition of York Resources, Inc. and iNYC.com

After careful consideration and review by management of these two companies, management has decided not to proceed with acquisitions. Management has determined that these transactions would not benefit the company at this time. Management has been focusing on efforts to secure financing to complete the pending projects. Needless to say that, when completed, the projects would substantial increase the Company's revenue and help to stabilize its position.

In its effort to secure financing, management has secured a letter of commitment to fund the pending projects. The letter was received on August 1, 2000. The investing group has demanded that they remain undisclosed until the matter is closed. The investment group has shown a high interest in the Company's projects and are looking at its long term prospects. When and if the transaction is closed, the investor group has suggested re-organizing the management and creating and filling at least two new positions, that of Chief Operating Officer and Chief Financial Officer. They have also suggested expanding and reconstituting the Board of Directors. Current management is working diligently to close this transaction.

The foregoing summarizes the business opportunities that RMC has been able to secure though the efforts of its sponsor in the UAE. However, it must be remembered that the foregoing projects each require a significant capital commitment by the Company. Further, in some cases, Ramoil will need to provide specific funds within restrictive time periods or suffer a loss of any previous investment made in such project. At present, it seems highly unlikely that Ramoil will be able to meet all of its obligations, particularly for providing funding, in connection with all of the foregoing projects. In such event the Company will lose the related opportunity. Further, it is possible that Rarnoil's failure to meet its commitments under the foregoing projects will cause its Sponsor to either terminate the sponsorship agreement or to cease providing available business opportunities to Registrant in the future. In such event, it is likely that Registrant will lose all or a significant portion of its investment in the foregoing projects due to the unavailability of needed financing.

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

The Company initiated formal communications with all of its significant suppliers, financial institutions and major customers to determine the extent to which the Company may have been vulnerable to any third parties' failure to re-mediate their own Year 2000 issues. The financial impact to the Company of bringing its equipment and systems into Year 2000 compliance did not materially effect its financial position or results of operations.

                             RAMOIL MANAGEMENT, LTD.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL INFORMATION

There are several currently pending actions against Registrant. These include the following matters:

A. In May 1996, a legal action was filed against the RMC and its principal shareholder. In this suit, a Russian oil company, Lukoil, alleges that it is owed $12.5 Million from a formerly affiliated entity of the Company resulting from a failure to comply with the terms of an oil-trading contract. Although the original state court action was voluntarily dismissed, the suit was later instituted in Federal District court. The RMC intends to vigorously defend against the claims being made. Currently, the RMC has filed a motion to dismiss this action. There has been no decision on this motion.

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

E. In April 2000, Registrant settled a potential dispute between American Pastime Holdings, Inc. and Registrant's subsidiaries and affiliates.

The Registrant knows of no other litigation pending, threatened or contemplated, or unsatisfied judgements against it or its subsidiaries. The Registrant knows of no legal action pending or threatened or judgements entered against any officers or directors of the Registrant or its subsidiaries in their capacity as such.

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

On April 4, 2000 the Registrant issued 1,080,000 shares of common stock registered on Form S-8 to four (4) consulting firms pursuant to consulting agreements. The shares were earned prior to the dividend record date, therefore the consulting companies were issued 4,320,000 dividend shares. Thus the total issued to the consulting companies was 5,400,000.

In April 2000 a total of 2,821,500 restricted shares of common stock were issued to satisfy a subscription agreement entered into by management on or about October 15, 1999. The subscription agreement was for 564,300 pre-split shares. Since the shares were earned and fully paid October 15, 1999, prior to the record date for the dividend, their owner was issued 2,257,200 dividend shares.

On or about April 14, 2000 and April 20, 2000, the Registrant issued 1,350,000 post-split shares to American Pastime Holdings, Inc. pursuant to a settlement agreement between the Registrant, its subsidiaries, and other affiliated companies.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

Market for Registrant's Common Equity and Related Stockholder Matters.

The principal market on which the Registrant's securities are traded is the over-the-counter market. Since July 1996 the Registrant's securities have been trading on the "Bulletin Board" electronic quotation system under the symbol "ACIZ." Since January 2000, the Registrant's securities have been trading on the "Bulletin Board" electronic quotation system under the symbol "RAMO." Prior to that time there had been only sporadic trading in the Registrant's securities.

On August 29, 2000 the reported bid price (and most recent sale price), adjusted for the 5 to 1 forward split, for the Registrant's Common Stock was $0.125 per share and there were approximately 18 market makers for the Company's securities. In February 2000 there were 249 record holders of the Company's Shares.

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

There have been no reports filed on Form 8-K from January 1, 2000 to June 30, 2000.

The following exhibits are filed as part of this report.

         23.1     Consent of Brian Donahue, CPA
         27.1     Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, State of Florida, on August 25, 2000.

                                              RAMOIL MANAGEMENT, LTD.

                                           By /s/ Alexander Taflevich
                                              --------------------------------
                                              Alexander Taflevich, President