Form 10QSB
period 2000-09-30
RAMOIL MANAGEMENT LTD
filed 2000-12-15
CIK 811780

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000        Commission File Number: 033-12507-NY

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

                                 (702) 316-3885

              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of common stock outstanding as of September 30, 2000 was 37,428,160

                                   RAMOIL MANAGEMENT, LTD.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE
         ------------------------------                                  ----
Item 1.      Financial Statements:

Unaudited Consolidated Balance Sheet as of September 30, 2000
and December 31, 1999                                                     3

Unaudited Consolidated Statement of Operations as of the Three
Months and Six Months Ended Sept. 30, 1999 and Sept. 30, 2000             4

Unaudited Consolidated Statement of Cash Flows as of the Six
Months Ended Sept. 30, 1999 and Sept. 30, 2000                            5

Unaudited Consolidated Statement of Owner's Equity for the

Period January 1, 2000 to  September 30, 2000                             6

Notes to the Unaudited Consolidated Financial Statements                  7

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      10

PART II - OTHER INFORMATION
         ------------------------------

Item 1.      Legal Information                                           19

Item 2.      Changes in Securities and use of Proceeds                   20

Item 3.       Defaults upon Senior Securities                            20

Item 4.       Submission of Matters to Vote of Security Holders          21

Item 5.      Other Information                                           21

Item 6.      Exhibits and Reports on Form 8-K                            21

Signatures                                                               22

ITEM 1.   Financial Statements

                                   RAMOIL MANAGEMENT LTD.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                  AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                              09/30/00          12/31/99

ASSETS

Current assets:
   Cash on deposit                                                               $130,036                $0
   Trade accounts receivable                                                      496,517           974,088
   Inventories                                                                    804,730           792,100
   Prepaid expenses                                                               142,915           148,411
                                                                           ---------------   ---------------

   Total current assets                                                         1,574,198         1,914,599

Other assets:
   Due from affiliates                                                            868,457           868,457
   Taxes receivable                                                               657,528           657,528
   Other assets                                                                     4,263             8,263
   Notes receivable                                                                     0         2,260,000
   Property, plant, and equipment (net of accumulated depreciation)             1,051,536         6,791,491
   Goodwill  (net of accumulated amortization)                                    132,530           179,576
                                                                           ---------------   ---------------

            Total assets                                                       $4,288,512       $12,679,914
                                                                           ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and  accrued expenses                                       2,664,257         3,627,791
   Debentures payable                                                           1,575,000                 0
   Other current liabilities                                                      148,101           126,418
                                                                           ---------------   ---------------

   Total current liabilities                                                    4,387,358         3,754,209

Long term liabilities:
   Secured bank loans payable                                                     363,320         1,342,497
   Advances payables                                                                    0         2,874,214

Common Stock,  par value $.00002 per share, 300,000,000 shares authorized:
    37,428,160 shares issued and outstanding at June 30, 2000 and
    27,856,660 at December 31, 1999                                                   749               557
Contributed Capital in excess of stated value                                  17,386,644        13,336,836
Other comprehensive income- currency translation                                  163,046           108,919
Accumulated deficit                                                          (18,012,605)       (8,737,318)
                                                                           ---------------   ---------------
            Total shareholders' equity                                          (462,166)         4,708,994
                                                                           ---------------   ---------------

            Total Liabilities & Shareholders' Equity                           $4,288,512       $12,679,914
                                                                           ===============   ===============

Please see accompanying notes to these financial statements.

                             RAMOIL MANAGEMENT LTD.
                     AND UNCONSOLIDATED SUBSIDIARY COMPANIES
                  UNAUDITED CONSOLIDATED STATEMENT OF OPERATION
               FOR OF THE NINE &THREE MONTHS ENDING SEPTEMBER 30th

                                                9 mos            9 mos             3 mos           3 mos
                                               9/30/00          9/30/99           9/30/00         9/30/99

Revenues:

            Gross Sales                          $146,992        $1,747,388               $0         $320,091
            Less cost of sales                  (201,951)       (1,100,443)                0        (242,627)
                                            --------------   ---------------   --------------  ---------------

            Gross profit on sales                (54,959)           646,945                0           77,464

Less operating expenses:

            General administration            (4,797,867)       (1,443,077)         (13,633)        (736,382)
                                            --------------   ---------------   --------------  ---------------

Net loss from operations                      (4,852,826)         (796,132)         (13,633)        (658,918)

Other revenues and expenses:

            Loss on asset disposal            (4,295,324)                 0      (4,295,324)                0
            Interest expense                    (127,137)         (193,467)         (31,784)         (26,630)
                                            --------------   ---------------   --------------  ---------------

Net loss before provision for income taxes    (9,275,287)         (989,599)      (4,340,741)        (685,548)

Provision for income taxes                              0                 0                0                0
                                            --------------   ---------------   --------------  ---------------

Net loss                                     ($9,275,287)        ($989,599)     ($4,340,741)       ($685,548)
                                            ==============   ===============   ==============  ===============


Earnings per share:

Basic                                             ($0.25)           ($0.04)          ($0.09)          ($0.02)

Weighted average of Common Shares:

Basic                                          37,049,185        28,215,085       46,039,676       28,215,085



Please see accompanying notes to these financial statements.

                             RAMOIL MANAGEMENT LTD.
                     AND UNCONSOLIDATED SUBSIDIARY COMPANIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR OF THE NINE MONTHS ENDING SEPTEMBER 30th

                                                                9/30/00                   9/30/99

Operating Activities:
  Net loss                                                     ($9,275,287)                ($989,599)
  Adjustments to reconcile net income items
    not requiring the use of cash:
       Depreciation                                                  50,030                   105,992
       Amortization of goodwill                                      47,046                    47,046
       Consulting expense                                         4,050,000                         0
       Loss on asset disposal                                     4,295,324                         0

Changes in other operating assets and liabilities:

   Trade accounts receivable                                        477,571               (1,683,857)
   Inventories                                                     (12,630)                 (568,693)
   Prepaid expenses                                                   5,496                 (132,172)
   Taxes receivable                                                       0                   280,466
   Other assets                                                       4,000                    89,423
   Accounts payable and  accrued expenses                         (963,534)                 2,554,694
   Pensions & benefits                                                    0                 (370,366)
   Other current liabilities                                         21,683                 (281,420)
                                                             ---------------          ----------------
Net cash used by operations                                     (1,300,301)                 (948,486)

Investing Activities:
     Purchase of property and equipment                           (198,790)               (2,208,228)
                                                             ---------------          ----------------
Net cash used by investing activities                             (198,790)               (2,208,228)

Financing Activities:
   Proceeds from debentures                                       1,575,000                         0
   Borrowings from banks                                                  0                 3,041,806
   Advances from affiliates                                               0                   233,743
                                                             ---------------          ----------------
Net cash provided by financing activities                         1,575,000                 3,275,549
                                                             ---------------          ----------------

   Change in foreign currency valuation                              54,127                  (38,255)
                                                             ---------------          ----------------

Net increase in cash during the period                              130,036                    80,580

Cash balance at beginning of fiscal year                                  0                     5,681
                                                             ---------------          ----------------

Cash balance at end of the period                                  $130,036                   $86,261
                                                             ===============          ================


Supplemental disclosures of cash flow information:

     Interest paid during the fiscal year                           $47,819                  $107,990
     Income taxes paid during the fiscal year                            $0                        $0

Please see accompanying notes to these financial statements.

                             RAMOIL MANAGEMENT LTD.
                     AND UNCONSOLIDATED SUBSIDIARY COMPANIES
          UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN OWNERS' EQUITY
              FOR THE PERIOD JANUARY 1, 2000 TO SEPTEMBER 30, 2000


                                                                                   Other                            Total
                        Common        Common     Paid in         Retained     Comprehensive                      Comprehensive
                        Shares        Par        Capital         Deficit        Net Income         Total          Net Income

Balance at 1/1/00      27,856,660       $557    $13,336,836    ($8,737,318)          $108,919     $4,708,994

Shares issued

per subscription       2,821,500          57           (57)                                                0

Shares issued

to consultants          6,750,000        135      4,049,865                                        4,050,000

Foreign currency

translation                                                                            54,127         54,127             54,127

Net income                                                      (9,275,287)                      (9,275,287)        (9,275,287)
                      ------------  ---------  -------------   -------------  ----------------  -------------  -----------------

Balance at 9/30/00     37,428,160       $749    $17,386,644    ($18,012,605)         $163,046     ($462,166)       ($9,221,160)
                      ============  =========  =============   =============  ================  =============  =================




Please see accompanying notes to these financial statements.

                             RAMOIL MANAGEMENT LTD.
                     AND UNCONSOLIDATED SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine and three months ending September 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of American Corporate Investors Inc. and subsidiaries (the "Company") Form 10-KSB for the year ending December 31, 1999.

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

During the nine months ended September 30, 2000, the Company issued convertible debentures to a financing company with a face value of $1,575,000. The debentures carry an interest rate of 10%. The debentures are convertible on demand into 2,625,000 shares of common stock at an exercise price of $.60 per share.

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

Note 6- Segment Closings

During the period, the Company was forced to liquidate its operations in the United Arab Emirates and sell off its assets in order to satisfy loans that the Company had entered into in November 1999. As a result, the Company has recognized a loss on the disposal of the assets of the segment of $4,295,324.

Note 7- Ramoil Engineering

The financial statements presented do not include the activities of Ramoil Engineering in Italy, however management has concluded that the result of Engineering's operations for the quarter is immaterial.

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

Ramoil Engineering S.P.A. (RME) was established in 1993 under Italian law and provides office furniture and engineering services. Initially, its principal line of business consisted of the manufacture and sale of commercial furniture and aluminum frames for windows, doors, and other uses. During these initial years of business, the majority of RME's customer base was Eastern European countries and the former Soviet Union. As a result of the economic downturn experienced in these regions in the mid-nineteen nineties, RME lost most of its customer base and the demand for its furniture products could not be replaced. Consequently, RME began providing engineering services for various construction projects in Italy and the United Arab Emirates. Management of the Registrant and this subsidiary have begun discussions regarding the eventual separation of this company from the Registrant within the next sixty (60) days.

City Mix LLC, (CMIX) was established in 1998 in Abu Dhabi, United Arab Emirates and is in the process of building a concrete plant which it will own and manage at the plant's completion. CMIX is owned by Ramoil Management Co., (RMC), through a consulting agreement with its majority shareholder and chairman of the board. The segment was closed during the quarter ended September 30, 2000. All Company assets have been sold to satisfy outstanding debt to banks in Abu Dhabi and remaining assets in the concrete plant have been forfeited to the Company's UAE sponsor as per the sponsorship agreement. The failure of the Company to meet its obligations under the sponsorship agreement has resulted in forfeiture. RMC has suffered substantial losses over this situation. RMC is in discussions with Registrant in order to reach a mutually satisfactory agreement with regard to the financial situation created by this situation.

Ramoil Management Company, (RMC) was incorporated in 1992 in Boca Raton, Florida and is in the business of providing consulting and managerial services to its subsidiary companies. In late 1996, RMC opened a branch office in Abu Dhabi, United Arab Emirates in order to manage and finance the construction project of an office complex in Abu Dhabi, United Arab Emirates. During the quarter, the Company has closed this branch and has forfeited its interest in all of its projects to its UAE sponsor as per the sponsorship agreement. As a direct result of the above stated situation, RMC has begun discussions with bankruptcy counsel regarding its ability to voluntarily seek protection under the United States Bankruptcy Laws.

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

The Company continues to incur substantial operating losses through September 30, 2000.

Consolidated sales, gross profit, and net income:  (9 and 3 months)

During the three months of Q3 2000, the Company had combined gross sales of $0 compared to $320,091 in Q3 1999, and for the nine month period, $146,992 in 2000 as compared to $1,747,388. The Company's operations have been effectively closed this quarter. Management intends to close the corporate offices in Boca Raton, Florida and to sell its interest in Ramoil Engineering in Rimini, Italy. Management cannot estimate at this time the amount it may receive for such a sale.

Gross profits fell to a loss of $54,959 for the nine months ended 9/30/00 as compared to $646,945 for the similar period in 1999. Q3 2000 had no gross profits as compared to $77,464 for Q3 1999.

The Company's gross sales and gross profits are generated solely by RME's engineering activities. RME's engineering projects are mainly sub- contracted to RME by other engineering firms in Italy. In the prior year, RME's activities included projects that RME was the general engineering contractor. The significant decrease in the engineering sales resulted from a loss of project income from these subcontracting activities. RME currently is not the general engineering contractor for any project. Management intends to sell this segment but cannot estimate the amount of proceeds that it expects to receive from this sale at this time.

Consolidated general and administrative expenses for the nine months and three months ended 9/30/00 were $4,797,867 and 13,633 respectively as compared to $13,633 and $736,382, respectively for the similar periods in 1999. The nine month period ended 9/30/00 includes a $4,050,000 consulting expense recorded as a result of shares issued to consultants for services.

After deducting interest cost of $127,137 and $31,784 for nine and three month periods ended 9/30/00 and the loss on the disposal of assets of the Abu Dhabi of $4,295,324, the net loss for the nine months and three months ended 9/30/00 was $9,275,287 and $4,340,741. On a per share basis, net loss for the nine and three month period ended 9/30/00 was $.25 per share and $.09 per share.

II. Discussion of Financial Condition- Liquidity and Capital Resources

At September 30, 2000, the company had a working capital deficit of $2,813,160 as compared to a working capital deficit of $1,839,610 at December 31, 1999. The decrease is mainly attributable to the convertible debentures issued this period that are classified as a current liability in the consolidated balance sheet.

On a consolidated basis at September 30, 2000, cash on hand was $130,036 as compared to a deficit of $69,903 at December 31, 1999. The major source of cash during the period was the issuance of $1,575,000 of convertible debentures. The proceeds of the issuance of the debentures were used mostly as follows:

         Cash loss from operations                                  $1,300,301

         Payment to Middle-East Foundations (Tower project)           $198,790


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

Total assets at September 30, 2000 decreased to $4,288,512 from $12,679,914 at December 31, 1999. The decrease is mainly due to the liquidation of the Company's assets in the United Arab Emirates. This liquidation occurred as a result of the foreclosure of a bank in Abu Dhabi, U.A.E on the equipment loan and the forfeiture of the Company's interests in the City Mix and Towers projects as per the original agreements the Company had entered into to develop these projects. The book value loss on this transaction is detailed as follows.

 .........
Note receivable from Al Ain project                             $2,000,000
Other note receivable                                              260,000
City Mix concrete plant                                          2,450,266
City Mix plant equipment                                         2,884,385
Ramoil Towers project foundation                                   531,160
Other asset                                                          2,627

Due to Abu Dhabi branch officer                                  (121,058)
Abu Dhabi equipment loan                                         (882,842)
City Mix investors' advances payable                           (2,829,214)
                                                            ---------------

Loss on disposal                                                $4,295,324
                                                            ===============

The Company's total stockholders' equity decreased to a deficit of $462,166 at September 30, 2000 from $4,708,994 at December 31, 1999. This decrease is the result of approximately $9,275,000 of operating losses incurred during the nine month period ending September 30, 2000, the issuance of 6,750,000 shares of common stock for consulting services valued at $4,050,000, and the increase in value of the holdings in Italy of approximately $54,000 as a result of currency rate changes during the nine months ended September 30, 2000.

During the balance of fiscal year 2000, the Company projects no significant additional capital expenditures will be needed since its obligations to complete the various construction projects in Abu Dhabi, United Arab Emirates have ceased. Management will continues to seek to sell the Ramoil Engineering subsidiary in Italy and will close its corporate offices in Boca Raton, Florida as well as seeking bankruptcy protection for RMC.

The following is a description of the Company's capital projects and their current status:

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

All net profits from this project will be divided 80% to RMC and 20% to the original landowner. Current estimates indicate that this project will require approximately $85 million to complete. As of the date of this report, construction has not begun on this project. Engineering and pre-development costs of $730,000 have been capitalized as of June 30, 2000. RMC's severe financial and management difficulties have caused this project to be put on hold indefinitely.

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

Following the grant of this license in 1997, RMC purchased a modular concrete plant that was shipped to the UAE for assembly. This operations was closed during the quarter ended September 30, 2000. All Company assets have been sold to satisfy outstanding debt to banks in Abu Dhabi and remaining assets in the concrete plant have been forfeited to the Company's UAE sponsor as per the sponsorship agreement. The failure of the Company to meet its obligations under the sponsorship agreement has resulted in forfeiture. RMC has suffered substantial losses over this situation. RMC is in discussions with Registrant in order to reach a mutually satisfactory agreement with regard to the financial situation created by this situation.

As of September 30, 2000 $7,544,977 was invested towards the construction and assembly of this plant detailed as follows:

Local Construction Works                                              $1,813,396
Purchase, Handling, and Erection of Capital Equipment                  5,017,707
Pre-production Costs (design, licensing, supervision)                    637,717
                                                                      ----------

                  Total project investment                            $7,544,977
                                                                        ========

$3,088,397 of the amount invested in this project is from loans to Ramoil by Trinal, Inc., a privately held corporation principally owned and operated by Mr. Taflevich, the Company's President, and by Crystal Ball, Inc., and affiliated company of Mr. Taflevich. Said loans have been satisfied by shares of Ramoil Management, Ltd.

D. Saadiyat Free Trade Zone. The UAE is currently completing plans for the construction of a new port facility and free trade zone. This project, known as the Saadiyat Free Trade Zone Authority (SFTZA) is scheduled to be constructed on Saadiyat Island in Abu Dhabi and is estimated to require approximately $3.3 billion to complete. Final approval for the project was given by the UAE Executive Council in early 1999. This constituted the final consent in the approval process for this project and the Saadiyat Development Company will now proceed with plans to raise the capital required for construction, which is planned to be completed through a combination of a public and institutional offering in the UAE and a global offering of shares to institutional and corporate investors. Through the efforts of its sponsor, the Company has been offered an opportunity to purchase shares of SFTZA as a "founder" along with six other major corporations. As a "founder," the Company is required to invest $ 50 Million. In furtherance of its responsibility as a "founder," the Company has signed a letter of intent to purchase 45% of a Swiss Finance Company valued at over $ 150 Million. The Swiss Company, whose name is withheld pursuant to the letter of intent, has been established for over twenty years. The Swiss Company has diversified trading operations in foreign exchange, precious metals, and energy. The Company's strong revenue producing ability lies primarily in its strategic position in the precious metals market in Middle Eastern and African Countries. The status of this project is on hold indefinately until the restructuring and reorganization of the Registrant.

New and Further  Developments

In its effort to secure financing, management has secured a letter of commitment to fund the pending projects. The letter was received on August 1, 2000. The investing group has demanded that they remain undisclosed until the matter is closed. The investment group has shown a high interest in the Company's projects and are looking at its long term prospects. When and if the transaction is closed, the investor group has suggested re-organizing the management and creating and filling at least two new positions, that of Chief Operating Officer and Chief Financial Officer. They have also suggested expanding and reconstituting the Board of Directors. Current management is working diligently to close this transaction. The investing group withdrew its offer and Management had to deal with the subsequent losses to the Registrant.

Additionally, management was shocked and appalled at the actions of Carib Securities, Ltd., a Turks and Caicos Corporations, and its affiliate consulting companies D.O.C. Consulting, Ltd, Shropshire Offshore Consulting, Ltd., Provident Partners, Ltd., and Fairmont Consulting, Ltd., all Nevis Corporations. By failing to perform and violating contract provisions, they have breached agreements entered into in good faith earlier this year by the Registrant. Management has sent letters canceling all agreements and demanding that the shares they received in compensation be returned. Shares for the four Nevis corporations were registered under Form S-8. Registrant is reviewing all possible legal recourse with counsel.

In light of the perilous situation confronting the Registrant, Alexander Taflevich, President of the Registrant and member of the Board of Directors, took immediate and appropriate action to restore the Registrant and protect its shareholders.

Radoljob Radulovic resigned as a Director, Chairman and CEO during this quarter. Zarko Radulovic and William Brown resigned in December their positions as Directors leaving Alexander Taflevich the sole member of the Board of Directors. After extensive discussions with, review, and suggestions from individuals who would become the newly constituted Board of Directors and management, a plan was implemented to restructure the Registrant and develop acquisitions that comport with corporate name of Ramoil Management, Ltd. Acquisitions that will immediately be acted upon are companies in oil, gas, energy, and power systems integration and implementing technologies.

Three new Directors have been duly appointed to the Board of Directors, namely Rita M. Lavelle, George Shaw, and Steve Cummins. All three have accepted their appointments with Mr. Cummins' condition that the Registrant purchase Directors and Officers Insurance (DNO) within thirty (30) days.

Rita M. Lavelle, is the President of NuTech Enterprises, Inc., Western Minerals, Inc., and Waste Cycle, Inc. She is, among other things, the former Administrator of Hazardous Waste for the U.S. EPA. Western Minerals, Inc. based in Oceanside, California is currently negotiating with the Registrant in order to reach an agreement of merger and acquisition, wherein Waste Minerals, Inc. would become a subsidiary of the Registrant.

George Shaw, is the President of Energas Resources, Inc. (symbol EEG,V), a company in the energy power business sector. The company owns oil and gas wells in the Powder River Basin and has recently acquired a small public utility called First Natural Gas, Inc. First Natural Gas, Inc. is implementing a project to provide micro power, co-generation, electricity to the existing grid.
Registrant has commenced negotiations to acquire at least 51% of Energas Resources, Inc.

Steve Cummins is with S.D.C. & Associates a business, finance, restructuring firm with offices in New York, Georgia, and West Virginia. One of Mr. Cummins projects relates to Columbus Research Technology, a research and development business based in Columbus, Georgia dealing in the energy and power business segment.

The newly constituted Board of Directors has elected Rita M. Lavelle, Chairwoman and George Shaw Vice Chairman. The Board retained Alexander Taflevich as President and appointed Rita M. Lavelle as Chief Operating Officer and Gary Walters as Chief Executive Officer.

The Board has requested that the CEO develop and provide a restructuring plan for the benefit of the Registrant and the shareholders. Gary Walters, as CEO, plans to develop a MBO (management by objective) corporate and operating structure.

The Registrant has retained the law firm of Ronald J. Stauber of California as general securities counsel.

The foregoing summarizes the business opportunities of the Registrant. However, it must be remembered that the foregoing projects each require a significant capital commitment by the Registrant. Further, in some cases, the Registrant will need to provide specific funds within restrictive time periods or suffer a loss of any previous investment made in any project. At present, it seems highly unlikely that the Registrant will be able to meet all of its obligations, particularly for providing funding, in connection with all of the foregoing projects. In such event the Registrant will lose the related opportunities.

Further, it is possible that Registrant's failure to meet its commitments under the foregoing projects will cause the interested individuals and entities terminate their relationship or to cease providing available business opportunities to Registrant in the future. In such event, it is likely that Registrant will lose all or a significant portion of its investment in the foregoing projects due to the unavailability of needed financing.

In evaluating the Company's ability to establish viable commercial operations, it must be remembered that, at present, the only revenue-generating segment of the Company is that of RME. However, shortly RME will no longer be affiliated with the Registrant and therefore the Registrant must look to the future opportunities stated above. In terms of the future growth of the Registrant's operations, great emphasis has been placed on the future success of the Registrant's opportunities brought by the newly constituted Board of Directors and the remaining projects in the Middle East. Should any of the prospective restructuring and reorganization fail the future of the Registrant is dismal.

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

B. Also in May 1998, Lukoil also filed a suit in Federal District Court for the purpose of enforcement of a prior arbitration award obtained against an affiliated company of Registrant. This award, in the amount of approximately $12,162,000 was obtained from the International Commercial Arbitration Court of the Chamber of Commerce and Industry of the Russian Federation in Moscow. The US suit seeks to confirm the award against the affiliated company and to recover the amount awarded from that company as well as Registrant and Mr. Radulovic personally. The two Lukoil cases have now been consolidated in the Federal Court action. As of the date of this Report, Registrant has not entered into any settlement discussions and counsel for the Registrant defending these suits cannot provide an evaluation of the likelihood of success by the Company in this matter. The Company has also filed a motion to dismiss this action. No decision has yet been received. Mr. Radulovic resigned all his positions with the Registrant during this quarter.

C. In August 1996, suit was filed against Registrant and Mr. Radulovic claiming damages of approximately $3.3 Million arising out of contract it had with another affiliated company of Mr. Radulovic. The Company is vigorously defending this suit. At present, Registrant has entered into settlement discussions and counsel for the Registrant defending these suits cannot provide an evaluation of the discussions. Mr. Radulovic resigned all his positions with the Registrant during this quarter.

D. In April 2000, Registrant was unfairly forced into settlement with American Pastime Holdings, Inc. in regard to a illegitimate dispute between American Pastime Holdings,Inc. and Registrant's subsidiaries and associates.

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

On April 4, 2000 the Registrant issued 1,080,000 shares of common stock registered on Form S-8 to four (4) consulting firms pursuant to consulting agreements. The shares were earned prior to the dividend record date, therefore the consulting companies were issued 4,320,000 dividend shares. Thus the total issued to the consulting companies was 5,400,000. The Registrant has demanded that these shares be returned based upon the breaches by all four (4) consulting companies. The new Board is discussing possible remedies available to the Registrant with Securities Counsel.

In April 2000 a total of 2,821,500 restricted shares of common stock were issued to satisfy a subscription agreement entered into by management on or about October 15, 1999. The subscription agreement was for 564,300 pre-split shares. Since the shares were earned and fully paid October 15, 1999, prior to the record date for the dividend, their owner was issued 2,257,200 dividend shares.

On or about April 14, 2000 and April 20, 2000, the Registrant issued 1,350,000 post-split shares to American Pastime Holdings, Inc. pursuant to a settlement agreement between the Registrant, its subsidiaries, and other affiliated companies. This issuance is being reviewed by the new Board and Securities Counsel.

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

There have been no reports filed on Form 8-K from January 1, 2000 to September 30, 2000.

The following exhibits are filed as part of this report.

         23.1     Consent of Brian Donahue, CPA
         27.1     Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Las Vegas, State of Nevada, on December 14, 2000.

                                      RAMOIL MANAGEMENT, LTD.

                                   By /s/ Gary Walters
                                      --------------------------------
                                      Gary Walters, Chief Executive Officer